Form 10KSB
period 2007-12-31
Uplift Nutrition, Inc.
filed 2008-04-02
CIK 1390705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2007

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________ to ___________

Commission File Number: 000-52890

UPLIFT NUTRITION, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	20-4669109
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4423 South 1800 West Roy, Utah	84067
(Address of principal executive offices)	(Zip Code)

801-721-4410

(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class Name of each exchange on which registered N/A N/A

Securities registered under Section 12(g) of the Act:

Common Capital Voting Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer is not required to file all reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB.

[X] The issuer is not aware of any delinquent filers.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $1,684.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of the close of business on December 31, 2007, our fiscal year-end and as of the date of this annual report, the aggregate market value of the voting stock held by non-affiliates, an amount consisting of a total of 3,096,944 shares or approximately 13% of our total number of issued and outstanding shares, was considered to be valued at $1,517,502 or $0.49 per share..  This valuation is based on the market price of our stock on March 20, 2008, which was approximately $0.49 per share.  During February 2008, our stock became quoted on the OTC Bulletin Board under the symbol UPNT.OB.  Prior to that time, it had been quoted on the Pink Sheets under the same stock symbol.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

As of the date of this document, the Issuer had a total of 24,216,944 common capital shares issued and outstanding of which 21,070,000 are either "restricted” or “control shares” and otherwise owned and held by insiders. This figure of 21,070,000 shares includes 80,000 “control” shares owned and held individually by the principal of our majority stockholder.  The figure of 21,070,000 represents approximately 87% of our total number of issued and outstanding shares.  See Item 11 of Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one: Yes ___; No _X_.

NOTICE AND DISCLAIMER REGARDING
FORWARD-LOOKING STATEMENTS

Certain matters discussed herein may be forward-looking statements that involve a variety of risks and uncertainties. In this regard, reference is made to the "Risk Factors" section below. Such disclosure purports or attempts to list and describe the various risk factors that we believe are material to a person investing or considering investing in us.

In light of the risks involved with or facing us, actual results may differ materially or considerably from those projected, implied or suggested. As a result, any forward-looking statements expressed herein are deemed to represent our best judgment as of the date of this filing. We do NOT express any intent or obligation to update any forward-looking statement because we are unable to give any assurances regarding the likelihood that, or extent to which, any event discussed in any such forward-looking statement contained herein may or may not occur, or that any effect from or outcome of any such forward-looking event may or may not bear materially upon our future business, prospects, plans, financial condition or our plan of operation.

TABLE OF CONTENTS

PART I

7

ITEM 1. DESCRIPTION OF BUSINESS.

7

ITEM 2. DESCRIPTION OF PROPERTY.

13

ITEM 3. LEGAL PROCEEDINGS.

15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND REPORTS TO SHAREHOLDERS.                                                                                                                                      15

PART II

16

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.                                                                                                        16

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

18

ITEM 7. FINANCIAL STATEMENTS.

29

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.                                                                                                                      31

ITEM 8A.  CONTROLS AND PROCEDURES.

31

ITEM 8B.  OTHER INFORMATION.

31

PART III

32

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.                                                       32

ITEM 10. EXECUTIVE COMPENSATION.

34

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                                                                                         36

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.                                                                                                                                       37

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

38

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

38

SIGNATURES

39

RISK FACTORS

Any person investing or considering investing in the securities of Uplift Nutrition, Inc. ("Uplift" or "Company", "we" or "us") should consider the following material risks. If any one or more of these material risks were to occur, our business, results of operations, financial condition, and ability to continue may be significantly impaired or affected. There may also be a concomitant adverse effect on the value of our securities and anyone investing or seeking to invest in our securities may lose part or all of his or her investment. In addition, when this document states that something could or will have a material adverse effect on us, we specifically mean that it could or will have one or more of these effects.

In general, the following material risks include but are not limited to, our limited operating history, our limited capital to pursue internet and other forms of advertising,  our ability or inability to get our product carried in retail food and health stores around the country, our relative inexperience in promoting dietary supplements and nutrition products, our current nominal revenue during 2007, our current dependence upon the internet for marketing our product, our lack of contacts in the overall specialty healthy foods and nutrition industry, on reliance on our majority shareholder for funding at this stage of our development, competition from other or similar specialty health foods companies and businesses, most of whom are larger and better financed, and general economic conditions.

To pay for continued advertising and promotion of our new natural energy and health drink product, we need revenue from sales. Because we expect to use what income we generate from future sales for advertising and paying our expenses, we do not anticipate paying ANY dividends on our common stock.

Investment in our securities should be considered highly speculative. We have no recent operating history and we are subject to all of the risks inherent in any developing enterprise, not to mention a beginning eCommerce business enterprise that also seeks to get its product carried in various retail stores and outlets around the country.

The reader should carefully consider the following material risks and the other information contained in this annual report, not to mention all of our Edgar filings, before making a decision to invest in our common stock.  During 2007, our stock traded on the Pink Sheets.  During February 2008 and after our Form 10-SB registration statement became effective in early January 2008, our stock became quoted on the OTC Bulletin Board under the symbol, UPNT.OB, where it currently trades inactively and in limited fashion. An investor should be aware that the trading price of our common stock could decline due to any of the following risks, and, in such event, an investor could lose all or part of his or her investment. The reader is therefore cautioned to carefully consider and refer to all other information contained in this document, including the financial statements and related notes in Part F/S below. The specific risks described below are material risks.

1. IF WE ARE NOT SUCCESSFUL, INVESTORS WHO BUY OUR STOCK WILL LIKELY SUFFER THE LOSS OF THEIR ENTIRE INVESTMENT. If our future ability to market and sell our new health and energy drink called Active UpLift™ is unsuccessful, persons who purchase our securities in the market likely will sustain a severe or principal loss of their investment.

2. WE OPERATE IN A HIGHLY COMPETITIVE MARKET. Nutrition and dietary supplement products constitute a multi-billion dollar market in the United States, not to mention the world. Accordingly, nutrition and dietary supplement marketers and retailers of all kinds and sorts vigorously compete to target members of the public to buy better and healthier products, not the least of which are products designed to give someone extra energy and alertness. We face fierce and rigorous competition from other companies that are similarly marketing and selling a variety of similar products. See also subheading titled "Competition" in Part I, Item 1 of the DESCRIPTION OF BUSINESS section below.

The markets in which we compete are extremely competitive. Most competitors in these markets have significantly greater resources, spend thousands if not millions of dollars on advertising and promotion, have broader market presence and name recognition, not to mention greater marketing experience and contacts and more importantly, endorsements by well recognized or famous nutritionists and health advocates. These advantages allow them to spend considerably more money on marketing and may allow them to use their greater resources more effectively than we can. Accordingly, these competitors are generally better equipped to take advantage of market opportunities and withstand market downturns than we can.

3. MANAGEMENT LACKS EXTENSIVE OR NOTABLE EXPERIENCE IN THE DIETARY SUPPLEMENT AND NUTRITION INDUSTRY AND MARKETING IN GENERAL. While two of our officers and directors have previously been involved in an on-line diet cookbook marketing company, no one currently serving as an officer or director of us has ever been directly employed in either the nutrition or dietary supplement industry nor does any current officer and director have any experience or formal education in marketing in general. See Item 9 of Part III below titled "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ."

4. FAILURE TO GENERATE SUFFICIENT SALES WILL ADVERSELY AFFECT OUR ABILITY TO ADVERTISE AND PROMOTE OUR PRODUCT AND THUS CONTINUE INTO THE FUTURE. Because we only started selling our product in retail stores in 2008 and have offered it on-line through our website, www.upliftnutrition.com, and since we have had negligible revenues to date, we are in the development stage. We did not engage in any substantive selling activities throughout fiscal year 2007.  This is because, our activities during 2007 involved resurrecting ourselves from the dormant stage, changing our domicile to Nevada, acquiring Nu Mineral Health, along with related intellectual property and assets, and preparing our Form 10-SB registration statement and accompanying financial statements, all of which was filed with the Commission on November 2, 2007 and which went effective on January 2, 2008.  These tasks, in and of themselves, have not been easy. Businesses that are starting up or in their initial stages of development present substantial business and financial risks and suffer significant losses from which they may not recover or from which they may be unable to emerge. We will face all of the challenges of a new business enterprise, including but not limited to, undertaking productive advertising and promotion campaigns, establishing budgets, implementing appropriate financial controls and internal operating policies and procedures. Because we are in the development stage, there is little history on which to judge our product, the competence of our management, or our potential success.

We have had no recent operating history as a manufacturer and marketer of nutrition and dietary supplement products, on-line or otherwise. We activated our modified website during the latter part of 2007 and plan to advertise in limited fashion during 2008 on-line, if we do, on Google AdWords, Yahoo! Search Marketing, and possibly Ebay.

We cannot assure anyone that that our efforts and ability to get retail stores around the United States to carry our product will be successful.  We also cannot assure anyone that our internet/eCommerce business will ever be successful, let alone profitable.

5. OUR FUTURE INABILITY TO CULTIVATE RELATIONSHIPS WITH DISTRIBUTORS, WHOLESALERS, AND RETAILERS COULD ADVERSELY AFFECT OUR ABILITY TO BE SUCCESSFUL. In addition to marketing our product on the Internet and through our website, our business plan also includes a future effort to cultivate relationships with retailers, persons who would be able to carry our product on the shelves of their retail stores or through their own marketing techniques and avenues. Though we believe that this will take time, our failure to establish relationships with these people, including health or grocery food stores or chains, will likely have an adverse effect on our ability to become successful.

6. LACK OF RESOURCES NECESSARY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS EVERYWHERE IN THE WORLD/ THE FUTURE LOSS OF THE RIGHT TO USE OUR FEDERAL TRADEMARKS, TRADE NAMES AND SERVICE MARKS WOULD LIKELY MATERIALLY ADVERSELY AFFECT US. We are susceptible to others imitating our product or infringing on our federal and state trade name and trademark rights. We may not be able to adequately or successfully protect our intellectual property rights, upon which we are dependent for name recognition, among other things. For example, we have applied to the U.S. Patent and Trademark Office for a federal trademark and trade name of the phrase "ACTIVE UPLIFT™" in the context of the health foods and nutrition industry.  This application has not gone to publication in the Official Gazette of the U.S. Patent and Trademark Office nor do we know when or if it will. On February 22, 2007, we received a letter from our trademark attorney dated February 20, 2008, stating that our trademark application had been accepted and was entitled to be registered. Accordingly, registration of the trademark will issue barring any extraordinary circumstances. Having said this, the laws of many foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Imitation of our product or infringement of our intellectual property rights could diminish the marketability or value of our product or otherwise adversely affect any future revenues we may have because potential customers and buyers of our products may become confused over brand identity.

7. OUR MAJORITY STOCKHOLDER HAS AGREED TO FINANCE OUR OPERATIONS AND BUSINESS PLAN FOR AT LEAST THE NEXT THREE (3) YEARS.  HOWEVER, IF, DURING THAT PERIOD, OUR BUSINESS PLAN APPEARS TO HAVE LITTLE OR NO PROSPECT FOR SUCCESS, THIS CURRENT SOURCE OF FUNDING WILL LIKELY DRY UP. Our majority stockholder, a Nevada limited liability company, described further below, has agreed to advance us sufficient funds to carry out and implement our business plan, namely, to provide the funding and financing necessary to get our product carried in retail health food and grocery stores.   We consider this a legal obligation of this entity because we are relying on it. If we are not self-sustaining by the expiration of three years or if, in the meantime, prior to the expiration of three years, we determine that our business plan is a failure or cannot succeed, management will have to make a determination as to how and in what form we intend to continue, if we will. Accordingly, no predictions or other estimates, at this time, can be made beyond the next three years.  Nor can any predictions or other estimates be made if it turns out within the next three years that our business plan cannot succeed.

8. THE LOSS OF OUR OFFICERS AND DIRECTORS WOULD, AT THIS TIME, MATERIALLY ADVERSELY AFFECT US. At present, we are wholly dependent upon the personal efforts and abilities of our officers and directors, persons who exercise control over our day-to-day affairs. We are also reliant on our majority stockholder to finance our business plan and plan of operation through at least the next three (3) years or until a determination is made that our business plan cannot succeed. Though this shareholder has not signed a written agreement that contractually binds it to finance us and our operations, its principal has represented that it will do so and we are relying on this representation and therefore, we consider it a legal obligation.

We are highly dependent upon our officers, directors and a majority shareholder to carry out our business plan.  If something were to happen to any of these individuals, we do not at this time know who would take over our day-to-day operations, which mainly consist of contacting retailers, investigating advertising possibilities, monitoring our website, processing orders, making sure that energy drink material is available and on-hand to manufacture and package our product, and paying our bills as they become due. With regard to management’s experience, background and employment history, reference is made to Part III, Item 9 below titled DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

9. OUR OFFICERS AND DIRECTORS WILL BE DEVOTING LIMITED TIME TOWARDS OUR BUSINESS AND AFFAIRS EVEN THOUGH OUR NEW PRODUCT CAN BE PURCHASED ON-LINE 24 HOURS A DAY, 7 DAYS A WEEK. Our current officers and directors have other full-time employment as more particularly disclosed in Part III, Item 9 of this document. As a consequence, they can only devote a limited amount of time to us and our affairs. At the same time, since we are marketing our product on the Internet, extra time and energy on the part of each of these persons is not necessary. In an effort to quantify this last statement, each of our officers and directors estimates that he or she intends to devote between 1% and 10% of his or her time and energy to the business and affairs of Uplift. We believe that this may be as many as 5 to 10 hours per week. These individuals’ efforts will concentrate on monitoring our website for sales, communicating orders to those responsible for packaging and shipping our product, arranging and monitoring our advertising campaigns when we have them, and keeping track of our financial books and records. Since we have a product that has been tested and which is finally ready to sell in interstate commerce, our officers’ and directors’ efforts will thus concentrate on marketing and advertising. Much of the time spent will also depend upon how our business plan unfolds and the sales that we make, something that cannot be predicted with any certainty.

10. THERE IS A HIGH LIKELIHOOD THAT DIVIDENDS WILL NOT BE DECLARED AT ANY TIME IN THE FUTURE. Holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available for that purpose. To date, we have not paid any cash dividends nor is it likely that we will. Even if we were able to do so, the Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, to spend on advertising and getting our product carried in retail stores and other outlets.

11. RISK THAT A MORE EFFICIENT TRADING MARKET FOR OUR COMMON STOCK MAY NEVER DEVELOP OR THAT IF IT DOES, THAT IT WOULD BE SUBJECT TO WIDE FLUCTUATIONS OR OTHERWISE BE ILLIQUID. Though we are currently quoted on the OTC Bulletin Board under the symbol UPNT.OB, no efficient or well-developed market presently exists for our common capital stock. Having obtained an OTC Bulletin Board symbol in February 2008, management believes that the market price for shares of our common stock may be volatile and otherwise trade at a large spread between the bid and asked prices.

Stock markets generally experience extreme price and volume fluctuations that can, and do, greatly affect the stock trading of "small capital" or Penny Stock companies such as ours. These fluctuations can be unrelated to the operating performance of the company itself. Further, economic and political conditions may adversely affect the market price of a company’s common stock. Reference is made to Part II, Item 5 titled “MARKET PRICE AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.”

12. RISKS OF PENNY STOCKS GENERALLY/BROKER-DEALER REQUIREMENTS INVOLVING PENNY STOCKS MAY AFFECT TRADING AND LIQUIDITY. Our common stock is considered to be a "penny stock" because it meets one or more of the definitions in Exchange Act Rule 3a51-1. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis. See the following risk factor in the Risk Factor immediately below.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated by the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. These rules may have the effect of reducing the level of trading activity in the secondary market, if and when one develops.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Commission Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii)reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Pursuant to the Penny Stock Reform Act of 1990, broker-dealers are further obligated to provide customers with monthly account statements. Compliance with the foregoing requirements may make it more difficult for investors in our stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

13. POTENTIAL FUTURE STOCK ISSUANCES; DILUTION. It is not now known what other stock or debt instrument issuances, if any, we might find advisable or otherwise be required to undertake in the future, issuances that would substantially dilute existing shareholders. Other than as may be necessary to obtain additional funding or capital for advertising and marketing purposes, we have no plans or intentions, at the present time, to issue any more stock. See Part II, Item 6 below titled “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.”

14. CURRENT INABILITY TO REPAY EXISTING DEBT TO OUR  SHAREHOLDERS. As of the date of this annual report, and even though we have just begun to receive revenue on limited retail sales of our product, Uplift has received advances from its stockholders totaling $157,569 on which $8,249 of accrued interest is payable on demand .  Interest accrues at 8%. This money is an "advance" from one particular shareholder (as explained further below) and will only be repaid if funds are ever available for such purpose. At the same time, we have no history of sales or other operations on which decisions about our ability to re-pay this debt can be based.

15. DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. Because we have just commenced operations and have no history of operations in the health and nutrition industries, there exists substantial doubt concerning our ability to continue as a going concern. See Part F/S below. Our product is now fully developed and ready for sale and therefore, our continuation as a going concern is dependent upon generating both retail and eCommerce sales.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Uplift Nutrition, Inc. (“Uplift” or “the Company”), a Nevada corporation, is the owner, developer, manufacturer, marketer and seller of a new natural energy and health drink called Active UpLift™.  We maintain a website at www.upliftnutrition.com.  This product contains no caffeine or added sugar and, at the same time, contains substantial nutrients. We have also applied for a federal trademark and trade name with the U.S. Patent and Trademark Office on the phrase or name "ACTIVE UPLIFT," a phrase or depiction which, according to our research, is not currently being used in the health food or nutrition industry. Since our principal place of business is Utah, we are considering applying for a Utah trademark and/or service mark.  On February 22, 2007, we received a letter from our trademark attorney dated February 20, 2008, stating that our trademark application had been accepted and was entitled to be registered. Accordingly, registration of the trademark will issue barring any extraordinary circumstances. See Item 2 of this Part immediately below titled DESCRIPTION OF PROPERTY.  If the sale of our new and unique energy and health drink is successful, we will consider developing, manufacturing and marketing additional health and dietary food supplement products or acquiring rights to market other such products along with our own and which we would distribute under our own label.  In this regard, in addition to our Raspberry Lemonade flavored Active UpLift™ product discussed in more detail below, we have recently developed an Apple Cinnamon flavored hot drink which is now available on the shelves at eleven (11) Harmon’s grocery stores in the State of Utah.  We have also been working on the development of a green tea diet drink which is not at this time tested and ready to be marketed.  Our prospects for the development and sale of additional products are in the distant future and will depend on the success of the products we already have available for marketing, distribution and sale.

History and Background of the Company

Uplift Nutrition ("Uplift," "Company," "we," or "us") was incorporated in the State of Utah on May 15, 1954, as “Comanche Uranium, Inc.,” with 7 million shares authorized, having a par value of $0.01 per share. See Ex. 3.1(i) to our Form 10-SB registration statement filed on Edgar on November 2, 2007 (hereinafter “Form 10-SB registration statement”). In the late 1950’s, that is, during the height of the so-called “Uranium Boom,” the Company raised money by means of a public offering of its securities.

On January 30, 1969, the Company filed Amended Articles of Incorporation in which it changed its name to “Comanche Oil and Gas Corporation.”  In that filing, it also changed its capitalization to 10 million common capital shares, having a par value of $0.04 per share.  At that time, it also undertook a 1-for-4 reverse split of its shares.  See Ex. 3.1 (ii) to our Form 10-SB registration statement. After 1969, and to current management’s best knowledge, the Company's stock traded on the over-the-counter market and in the Pink Sheets. Also, after 1969, the Company engaged in various oil and gas ventures.  By the late 1990’s, the Company spent its cash, liquid assets.  Thereafter, on April 9, 2001, it filed a Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the District of Utah, in which it sold its oil and gas properties located in Nevada and Wyoming in order to satisfy the claims of creditors.  The bankruptcy case was closed 2 years later on April 2, 2003.  Thereafter, the Company was dormant.

On April 5, 2006, after approximately 5 years of dormancy, a board meeting was held and the Company’s then-officers and directors resigned serially, appointing the current directors of the Company in their place and stead.  The former directors did so because they not only had no plan for the Company but they were all tired of maintaining it.  The new board members were Gary C. Lewis, Jessica Stone Rampton and Mary Ross.  The new board members then appointed and elected Mr. Lewis as president, CEO and CFO of the Company, Ms. Ross as Vice President and Ms. Rampton as Secretary/Treasurer and Chief Science Officer.  No shares of stock changed hands at the time of this change of control transaction.

On April 11, 2006, in anticipation of the Company getting into the dietary supplement and nutrition business, the new directors authorized the formation of a wholly owned subsidiary in Nevada known as “Uplift Nutrition, Inc.”  See Ex. 3.1(iii) to our Form 10-SB registration statement.

On May 8, 2006, a record date was set for the holding of a shareholders’ meeting to allow for a merger of the Company with and into its wholly owned subsidiary, Uplift Nutrition, Inc., and in which the Nevada subsidiary would be the survivor; in other words, a change of domicile transaction.  A notice to the shareholders was mailed out.  The shareholders’ meeting was held on May 24, 2006, at the law offices of O. Robert Meredith, Esq.  The transaction also involved a 1-for-2 reverse split of the Company’s shares.  The transaction was approved by a majority of the Company’s shareholders entitled to vote.

On June 2, 2006, Articles of Merger of the Utah parent corporation with and into its wholly owned Nevada subsidiary were filed with and stamped by the States of Utah and Nevada.  The Articles of Merger contain, as an exhibit, a copy of the Plan and Agreement of Merger.  See Ex. 3.1(iv) to our Form 10-SB registration statement.  By operation of law, this results in our former subsidiary’s Articles now being the Articles of Incorporation of our Company.  Such Articles provide, among other things, that our Company has 100 million common capital shares authorized, having a par value of $0.001 per share.  See Ex. 3.1(iii) to our

Form 10-SB registration statement.  A copy of our Nevada Bylaws is also attached to our Form 10-SB registration statement as Ex. 3.2.

On the same day, namely, June 2, 2006, we purchased all right, title and interest in and to an on-going Wyoming limited liability company called Nu Mineral Health engaged in the dietary supplement and nutrition business.  The purchase included all accompanying assets and intellectual property associated with the company.  The only two members or partners of Nu Mineral Health were Ms. Jessica Rampton and her husband, Ryan Rampton.  (As stated above and because of her expertise and educational background, Jessica Rampton became, and still is, an officer and director of us.)  At the time, Nu Mineral Health had been selling a dietary supplement and nutrition drink the Ramptons invented called “UpLift Energy.”  The Ramptons sold their limited liability company’s assets and also their membership interests therein to us in exchange for the issuance to them, by book entry, of 20 million post-split restricted shares.  The acquisition thus included not only obtaining all rights in and to “UpLift Energy,” but also obtaining all rights and interests in Nu Mineral Health’s website, www.upliftnutrition.com, from which sales of the Ramptons’ original health and energy drink had been made since 2006.

As set forth below, the Ramptons soon thereafter sold 18 million of these restricted shares to our current majority shareholder for $17,000 in cash and the Ramptons retained a total of 1,965,000 restricted shares.  Copies of the documents evidencing this overall corporate transaction are together attached to our November 2, 2007, Form 10-SB registration statement as Ex. 10.1.  See also the DESCRIPTION OF PROPERTY section below; see also Item 11 of this Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” which sets forth the stock holdings of our majority shareholder and the Ramptons.  In addition, the transaction involved or required the Ramptons to execute non-compete and non-disclosure agreements.  These agreements also comprise Ex. 10.1 to our Form 10-SB registration statement.

Even though the transaction with Nu Mineral Health was approved unanimously by the Company’s board of directors, this was NOT an arms length transaction given that Ms. Rampton was also, by then, serving on the board of the Company and was also acting as an officer.  See Item 12, of Part III below titled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.”

As set forth above, on June 30, 2006, Uplift Holdings, LLC, a Nevada limited liability company, purchased 18 million of the 20 million “restricted” Uplift shares back from the Ramptons for a total purchase price of $17,000.  This, coupled with smaller dispositions made by the Ramptons to three other individuals, has left the Ramptons with a total of 1,965,000 “restricted” shares, an amount that represents approximately 8% of our total number of issued and outstanding shares.  See again, Exhibit 10.1 to our Form 10-SB registration statement.  As a result of Uplift Holdings’ transaction with the Ramptons, Uplift Holdings is now our majority stockholder, owning 74.5% of our issued and outstanding shares.  Its principal, Mr. Hall, also personally owns or controls another 80,000 shares that he purchased in or through the market.  These are considered “control shares.”  See Part III, Item 9 below titled “DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT”; see also Item 11 of Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

On September 25, 2006, we obtained a Pink Sheet stock symbol from the National Association of Securities Dealers, Inc. (NASD).  Between that date and February 2008, our stock traded on the Pink Sheets.  Because our Form 10-SB registration statement filed with the Commission in November 2007 became effective in early January 2008, we were able to obtain a symbol from the OTC Bulletin Board in early February 2008.  That symbol is UPNT.OB and our common stock currently trades under such symbol.  See Item II of Part 5 below titled “MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.”

On or about May 4, 2007, we mailed a letter out to our shareholders announcing our intentions and plans, specifically, that we would be filing a Form 10-SB, among other things.  A copy was attached to our November 2, 2007, Form 10-SB registration statement as Ex. 99.1.

As a result of the June 2, 2006, merger and change of domicile transaction, and taking into consideration the rounding up of all fractional shares to the next nearest share, a necessity resulting from the 1-for-2 reverse split, and further adding in the 20 million shares issued, by book entry, to the Ramptons, a total of 22,841,756 shares were issued and outstanding immediately after (1) the merger and change of domicile transaction and (2) the acquisition agreement with the Ramptons. As of the date of this annual report, there are now a total of 24,216,944 shares issued and outstanding.  See Item 4 of Part II of our Form 10-SB registration statement titled “RECENT SALES OF UNREGISTERED SECURITIES.”  This figure also includes 50,000 “restricted” shares issued for services to a consultant in November 2007.  The figure does NOT include 329,501 shares held in a “reserve account” by our stock transfer agent since February 2007 and which pertain to a lost instrument bond.

Current Status of the Company

Our current president, Mr. Gary C. Lewis, has been our president, chief executive officer and our chairman of the board since April 5, 2006. Mr. Lewis, directly and indirectly owns 1,000,000 “restricted” shares of our issued and outstanding shares.  Our secretary/treasurer and director, Ms. Jessica Rampton, owns 1,965,000 “restricted” shares, both directly and indirectly.  Finally, our vice president and director, Ms. Mary Ross, directly owns 25,000 “restricted” shares.  As a group, our officers and directors own just over 12% of our issued and outstanding common shares. See Item 11 of Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

We are not presently involved in any bankruptcy or insolvency proceeding of any kind and none of our officers and directors has been involved, directly or indirectly, in any bankruptcy or similar proceeding. Neither we nor any officer or director is involved in any pending litigation, nor is any litigation involving us or any officer or director threatened.

We are not presently involved in any negotiations to undertake any type of merger, reorganization, joint venture or business combination transaction of any sort.  No assurance can be given that any of our other plans or proposals can be accomplished.

We have no subsidiaries or property other than what we acquired from the Ramptons/Nu Mineral Health and the improvements we, ourselves, have made to our new energy drink since June 2, 2006.  We are not involved in any joint venture with any other party. Other than the money we have been advanced by Uplift Holdings, our principal shareholder, we are not currently involved in any contract with any other person or entity. We are, however, looking at and deciding whether to enter into various advertising, marketing and vendor distribution agreements with various retailers.  This is something that we are doing right now and in the ordinary course of our business.

Though we own all rights to manufacture and market our Active UpLift™ high energy drink, along with related intellectual property, we currently hold no registered or issued patents or trademarks.

As set forth in our balance sheet in Part F/S below, we, as of December 31, 2007, had $9,642 in cash in our checking account and $25,925 in inventory with which to make Active UpLift™ product, a 15-packet box of which has a current or suggested retail price of $15.95. See our website, www.upliftnutrition.com, where our product is offered for sale.  See Part F/S below. As of the date of this annual report, we have approximately $1,095 in our checking account and approximately $18,000 worth of product in inventory.

We maintain executive offices or facilities at the office of our president located at 4423 South 1800 West, Roy, Utah 84067.  We do not pay rent for these office facilities because their use is only nominal. We formulate and manufacture our new natural energy and health drink product at the warehouse facilities of a health food packager known as Harmony Concepts located in Weber County, Utah. For more information about our packager, reference is made to our Plan of Operation detailed below.  Recently, we obtained a products liability insurance policy.

As of our year end, December 31, 2007, we had no significant revenues, though we had shipped approximately $10,000 of product at the end of December.  As of the date of this annual report, we have had retail grocery store chain sales with Ralphs and Albertsons totaling approximately $22,600 and internet sales totaling approximately $575.  The former figure includes the sale of $2,025 worth of our new Apple Cinnamon hot drink featured in 11 Harmon’s stores in Utah.  We believe that these retail sales so far during 2008 are a notable accomplishment given that we have not been in business long and are a start-up enterprise. Management cannot predict whether we will ever be profitable even though there is admittedly a large market for our product.

As of December 31, 2007, we had a net working capital deficiency of $142,864. At the same time, we do have a strong financial commitment for the funding of our business plan through our majority shareholder, Uplift Holdings.  This commitment is to provide us with sufficient funding over the next three years as necessary to carry out and implement our business plan.  This commitment may be less than three years if a determination is made during that period that our business plan cannot be successful.  Depending upon what we encounter in pursuing our business plan, we expect that this commitment could cost Uplift

Holdings as much as $200,000 or more. We consider its generous commitment to carry out and implement our business plan over as long as the next 3 years a legal obligation, as does Uplift Holdings, even though we have no written agreement with it to this effect. We do not have a written agreement with Uplift Holdings to this effect because we believe that it has enough shares at this time and if we were to do so, such an agreement might require giving Uplift Holdings additional shares in the event that we default on our obligation to it, something that neither of us believes is necessary to provide for at this time.  If Uplift Holdings decides not to advance us additional funds for some unknown reason and yet our business prospects look positive, we may consider raising money by selling our common stock on a private placement basis.  No additional thought has been given to this prospect at this time.

Even though we have a product for sale for which there is undoubtedly a large market, because of the start-up nature of our business, there exists substantial doubt regarding our ability to continue as a going concern. See Part F/S below; see also Risk Factor No. 15 above. No assurance can be given that we will become successful or that we will generate enough capital from sales to continue to finance various advertising campaigns, let alone undertake new advertising campaigns such as advertising in food magazines or in a variety of health food and nutrition venues. In this regard, reference is made to our "Plan of Operation" section below.

Our stock transfer agent is Fidelity Transfer Company located at 8915 South 700 East, Suite 102, Sandy, Utah 84070, phone number 801-562-1300, fax number 801-233-0589.  According to our records, Fidelity has been our transfer agent since our inception in the 1950’s.

As of the date of this document, we have 1,242 shareholders of record.  Fidelity Transfer Company has been our transfer agent since our initial public offering back in the 1950’s. We have but one class of stock issued and outstanding, that being common capital voting stock having a par value of $0.001 per share. As of the date of this document, there are 24,216,944 common capital shares issued and outstanding of which 100,000,000 common shares are authorized. We have no preferred shares authorized.  Of the 24,216,944 common shares currently issued and outstanding, our current slate of officers and directors own and hold a total of 2,990,000 shares.  This figure represents slightly over 12% percent of our total number of issued common shares.  See Item 11 of Part III below.

Government Regulation

Because we do not sell a health or nutrition drink that makes any particular claim, we are exempt from direct regulation by the federal Food and Drug Administration. We do not make any disease claims and therefore we are in compliance with FDA and FTC “truth in advertising” laws (http://www.ftc.gov/bcp/conline/pubs/buspubs/dietsupp.shtm ).   Also our label follows FDA guidelines (http://vm.cfsan.fda.gov/~dms/supplmnt.html).  In addition, other than state and federal securities laws and possible internet fraud or consumer fraud statutes that various states have enacted, we are not aware of any particular state or federal regulations that affect or impact our business.

Sales Taxes

With respect to the collection of sales taxes, we are informed by the Utah State Tax Commission that because we maintain an office in Utah (even though we are a Nevada corporation), we must collect sales taxes from all Utah residents who buy our product. We have obtained a Utah sales tax number for this purpose. Because we are a Nevada corporation, we are also considered to maintain an office in Nevada.  This means that we must also pay sales taxes for Nevada residents who buy our product.  We have applied for and will receive a Nevada sales tax number for this purpose.  Both states require filing quarterly sales tax returns.  Because we do not maintain an office in any jurisdiction other than Utah and Nevada, we are not required to collect sales taxes in or for any other jurisdiction. According to the Utah State Tax Commission, persons who buy our product outside of the State of Utah are supposed to pay a "use tax" to their own respective state taxing authority. Collecting sales or use taxes outside of the States of Utah and Nevada are therefore not our responsibility. Were we to open an office of some kind in another state, we would be required to collect sales taxes from purchasers of our product who reside in that state. At present, we only maintain an office in the State of Utah and technically, Nevada.  We will thus pay sales taxes in those two states to the extent we have purchasers of our product in those states.

Competition

According to the www.marketresearch.com, an independent industry research website, the energy drink market in 2005 was $4.3 billion.  This market has experienced phenomenal growth of over 700% between 2000 and 2005.  Teens and young adults remain the primary target of manufacturers, and marketers have thoughtfully positioned their beverages in the marketplace, creating an energy drink for every young lifestyle.  Many, linked to extreme sports, represent adventure and rebellion. Others seem to offer a party image. Some niche brands have aligned with personal interests, such as music and spirituality.

The tremendous sales growth in this category has been driven by the right product meeting the right group in the right place and at the right time.  Young people seek a way to get the most out of their free time and fun time.  Added energy is a solution.  Furthermore, this group often visits convenience stores, “which sold nearly half of all energy drinks (off-premises) in 2004.”  (www.marketresearch.com)

According to an article called “HIP TO SIP:  ENERGY DRINKS LOOKING TO JOLT BEVERAGE MARKET,” published in The Dayton Daily News and retrieved in late 2005 from www.beveragemarketing.com/newsenergydrinks.htm,

Among the most popular energy drinks are Red Bull, XTC and 180, and industry experts say these cooler-than-thou concoctions are the fastest growing category among, carbonated soft drinks.  Americans drank about 15.3 billion gallons worth of fizzy soft drinks last year according to Beverage Marketing an industry research firm. Energy drinks accounted for about 11 million gallons of the total – slightly more than 7 percent – and generated roughly $4.3 billion in retail sales.

We anticipate that the next market explosion will be in marketing a combination energy and nutrition drink to the 50-plus age group (baby boomers). This target group will be looking for a way to feel like they are in their 20’s or 30’s, without the caffeine jitters. It is anticipated that they will want to replace their over the counter and other “feel better” pills with great tasting liquid nutrition. We believe that this “baby boomer” market could eventually surpass the currently existing $4.3 billion teen market.  Just who are these “baby boomers”?  According to the October 24, 2005 issue of Business Week Online, “Love Those Boomers” by Louise Lee,

One of the major needs and concerns of Baby Boomers who are in their mid-50’s is good health. I know, because I just turned 54 two months ago. My grandparents lived into their 90’s and my parents are both in their mid to late 70’s. If I’m going to live that long, then I better start taking better care of myself. So my major concern is how to achieve better health and wellness. Baby Boomers are looking for vitamins, minerals, herbs and nutrition to help them stay young feel health and have energy. If you have a product that can fill that need you can take it to the bank!

*Retrieved November, 16 2005, http://www.businessweek.com/magazine/content/05_43/b3956201.htm”

We believe that our product, Active UpLift™, is unique in that it fits in the category of both an energy drink AND a health drink.  We are aware of only one other product marketed under the name Ola Loa Energy Drink sold in one particular health food chain store that sells a drink that purports to be both an energy drink AND a nutrition drink.  One important difference between this product and ours, however, is that Ola Loa is sweetened from fructose (sugar) and ours is not.  Regardless of this competitor and several others, we have no way of accurately estimating the total health and energy drink market that our specialty product serves.  Based on the information and sources quoted above, we believe this market is substantial.

Because the overall health and energy drink market is enormous, the market for these items is hugely competitive. One can view our general competition by going to Google, Yahoo! or Ebay and typing in “energy drink” or “health drink.”   These competitors and others who advertise on Google, Yahoo! and Ebay sell energy and health drinks in varying quantities, most of which boast a unique feature.  Our product, by contrast, and which contains powder packages for 15 drinks, is currently offered on our website at $15.95, plus shipping and handling. This amounts to little more than $1 per drink.  None of the drinks we have been able to compare our product to on the Internet or in retail grocery stores sells for $1 or less.  Accordingly, we believe that the cost of our product is very competitive.

There is no shortage of products offered to "improve" a person's health, nutrition and energy. In contrast to other, similar products on the market, our product, Active UpLift™, is a convenient and nutritionally complete dietary supplement which provides continuous natural daily energy through a proprietary blend of vitamins, minerals, herbs, antioxidants and amino acids.  We believe our product is unique in that, contrary to all the competition that we are aware of, Active UpLift™ gives a person natural energy, complete nutrition, mental performance, healthy mood, athletic performance and healthy aging characteristics; more importantly, all of these benefits are provided in an all-in-one delicious drink with NO ADDED SUGAR OR CAFFEINE.  Virtually every competitive energy drink that we are aware of contains substantial amounts of sugar or caffeine.  Our product does not.

Other brands/competitors contain one or two of the several benefits we have listed, whereas Active UpLift™ contains all of the benefits in one. Many brands/competitors are in a pill form or if in a drink form, do not often taste good.  Active UpLift™ is a convenient, delicious effervescent drink mix that people can integrate easily into their normal daily diet and substitute as their beverage of choice.  Many brands/competitors use sugar or caffeine to boost energy whereas Active UpLift™ uses an all natural health approach to boosting daily physical energy and also mental clarity.

Employees

While we do have a non-compete agreement with our officer and director, Jessica Stone Rampton, the fact is that we have no employees and do not anticipate having to hire any other than possibly for part time clerical help or in the event that sales increase or take off so dramatically that our packager, Harmony Concepts, cannot assist us in packaging and shipping our product. Accordingly, we have no immediate plans to retain employees until such time as our business plans warrant or justify the expense. We may find it necessary to periodically hire part-time clerical help on an as-needed basis though we have no plans to do so at this time.

Facilities

We are currently using as our principal place of business the office address of our president, Mr. Lewis, located in Roy, Utah, a suburb of Ogden, Utah. We have no written agreement and pay no rent for the use of this facility. Even if we had the capital, because we are a start-up eCommerce and retail business, we have no current need or plans to secure commercial office space from which to conduct our business.

ITEM 2. DESCRIPTION OF PROPERTY.

As disclosed above, in June 2006, we acquired all of the outstanding membership interests and assets of a Wyoming limited liability company known as Nu Mineral Health, an entity which we thereafter allowed to become dissolved with the Division of Corporations of Wyoming.  In that transaction, we also acquired all attendant intellectual properties and assets associated with it and its business.  Copies of the documents relative to this acquisition are together attached to our form 10-SB registration statement as Exhibit “10.1”.  This company and its assets have been used as a starting place or springboard from which we have been able to formulate, develop and create our current and principal product, Active UpLift™, which we have been enabled to formulate with the education and experience of Jessica Stone Rampton, a former owner of Nu Mineral Health.  As stated above, Ms. Rampton has assumed a position as a director and officer of us.  For further information about Ms. Rampton, reference is made to Item 9 of Part III below, our discussion of officers, directors and control persons of the Company.

Summary of Our Acquisition Agreement with the Ramptons

The following is a summary of our June 2, 2006, Acquisition Agreement with the Ramptons and which identifies the rights and interests licensed or assigned to us. For more specific information, reference is made to a full copy of the Agreement attached to our Form 10-SB registration statement as part of Ex. 10.1.

In exchange for the issuance, to the Ramptons, by book entry, of 20 million post-merger "restricted shares," the Ramptons conveyed all property belonging to their Wyoming LLC called Nu Mineral Health to us.  To cover all the bases, this also included conveying to us their 100% membership interests in the LLC itself.  The agreement also specifically listed certain assets by name.  These were:  All inventory, all claims to the name and trademark “UpLift Energy,” all rights in and to “Nu Mineral Health,” a Wyoming limited liability company, its then-existing website, all equipment, hardware, intellectual property associated with the UpLift Energy dietary supplement, and finally, two registered domain names that would be helpful when we modified the already-existing Nu Mineral Health website.  In exchange for this assignment and a bill of sale, we were obligated to issue the Ramptons 20 million "restricted" shares (which we did by means of book entry). The agreement does NOT involve or require paying the Ramptons any royalties.  At the same time, both Ramptons agreed to sign non-compete and non-disclosure agreements, both of which comprise Ex. 10.1 attached to such registration statement.  Though it is not specifically mentioned in our formal agreement with the Ramptons, Jessica Stone Rampton agreed to act as our chief science officer, as our secretary/treasurer and as a director of us.  See Item 9 of Part III below.

Other Properties

On September 22, 2006, we applied to the U.S. Patent and Trademark Office, through an intellectual property lawyer, for a federal trademark and trade name in and to the phrase or name “Active UpLift™”.  Our U.S. Trademark Application No. is 77/005,227.  While our initial research indicates that there is no conflict with this federal trademark or trade name application, we do not know what the U.S. Patent and Trademark Office’s next step with us will be in this regard.  We therefore cannot predict if our application will be published in the Official Gazette of the U.S. Patent and Trademark Office or if we will get some type of comment letter requesting more information from us evidencing that we are claiming this mark or using it in interstate commerce. On February 22, 2008, we received a letter from our trademark attorney dated February 20, 2008, stating that our trademark application had been accepted and was entitled to be registered. Accordingly, registration of the trademark will issue barring any extraordinary circumstances. Since we claim this trademark and service mark, we continue to use the phrase or name Active UpLift™ in interstate commerce and on all of our product packaging.

Counsel advised that we could have filed for a foreign trademark application corresponding to our U.S. trademark application by March 22, 2007.  However, we decided not to spend the money to do so.

We have received no notice from any person or company that our claim to the phrase or term “Active UpLift™” in any way infringes on anyone else’s product or business.  While we can make no assurance that we will never receive any such a claim, we believe that since we have applied for the trademark and trade name with the U.S. Patent and Trademark Office and our application is public information, any person making any such a claim would likely have come forward by now.

We are contemplating filing with the U.S. Patent and Trademark Office for a federal chemical patent on our Active UpLift™ formula.  We have not as yet done so.  Currently, we are investigating what this might both cost and entail.  We have been told by one out-of-state patent lawyer that it would cost between $7,000 and $10,000 to file, though he indicated that more information would allow him to project a more accurate price.

Having acquired the Ramptons’ and Nu Mineral Health’s original website, we have made substantial improvements to it.  This website, whose address is www.upliftnutrition.com, is fully operational, including its shopping cart. See the discussion in our Plan of Operation below under the heading "Our Website." All rights to use, operate and modify this website as needed to successfully market our product belong to us.

Through our acquisition agreements with Nu Mineral Health and the Ramptons, we also obtained the following website domain names, www.myhealthchallenge.com and www.upliftenergy.com.  Anyone who types-in such website addresses is automatically directed to www.upliftnutrition.com.

In sum, through our Acquisition Agreement with the Ramptons and with the continued help and expertise of Jessica Stone Rampton, we have obtained a substantially modified and improved health food and energy drink product that is ready for sale to the public at large.  This has resulted in our current new energy drink product, Active UpLift™, a product that we have been selling in interstate commerce since the end of December 2007.  This is not to ignore that during our first quarter of 2008, we also finalized development of an Apple-Cinnamon flavored hot drink which we are currently featuring in 11 retail stores of a Utah-based grocery store chain known as Harmons.  To date, we have sold $2,025 worth of this product to Harmons.

For the exact language and specific provisions of our Acquisition Agreement, reference is made to Ex. 10.1 to our Form 10-SB registration statement.

As of the date of this annual report, we are developing some new or related products but are nonetheless concentrating on selling the two (2) products that are fully developed and ready for sale and for which we believe there is a substantial market.

Executive Offices

As stated elsewhere herein, our executive offices are located at 4423 South 1800 West, Roy, Utah 84067. Our telephone number is 801-721-4410 and our fax number is 801-801-732-9371. This is also the business office address of our corporate president. We pay no rent for the use of this address or facility. We do not believe that we will need to maintain any other or additional office at any time or in the foreseeable future in order to carry out our plan of operations described in this document. This is because our business is "on-line," meaning that the current facilities provided by our president are adequate to meet our needs until something occurs which requires either more or different office space. We do not foresee that in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

There are presently no pending legal proceedings to which the Company or any officer, director or major stockholder is a party or to which us or our product is subject and, to the best of our knowledge, information and belief, no such actions against us are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND REPORTS TO SHAREHOLDERS.

We did not submit any report, proxy statement or information statement to security holders during the 2007 fiscal year.  We did issue a press release in early December 2007 in which we announced landing a sales agreement with a California grocery store chain, a significant accomplishment considering that we are start up business and had no significant or meaningful sales before that occurred.  This press release was also followed up with a Form 8-K that we also filed in early December 2007.  On March 21, 2008, we issued a second press release announcing our obtaining of an OTC Bulletin Board symbol, our having established retail relationships with Ralphs, Albertsons and Harmons grocery store chains, and our plans to sponsor the Salt Lake City Marathon in April of this year.

We are subject to the information reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), and, in accordance therewith, we file reports and other information with the Commission. Reports and other information filed by the issuer with the Commission can be inspected and copied at the Commission's Public Reference Library in the Commission's own building located at 100 F Street, N.E., Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Section of the Commission at prescribed rates. An interested person may also obtain information about the operation of the Public Reference Room by calling the Commission at 1-800- SEC-0330. Inasmuch as we are an electronic filer, and the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, an interested person may access this material electronically by means of the Commission's home page on the Internet at www.sec.gov.com. To facilitate such access for an interested person, our CIK number is 0001390705.

We have a website, which is www.upliftnutrition.com, and if there is anything significant that a shareholder or investor should know, in addition to what we include in our periodic reports filed with the Commission, we will consider posting such information on our website.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

Market Information

While our common shares has not traded in a public stock medium since the late 1980's, during September of 2006, we became quoted on the Pink Sheets administered or overseen by Pink Sheets, LLC, www.pinksheets.com, under the symbol UPNT.PK.  During our 2007 fiscal year, our stock trading activity on the Pink Sheets, for each quarter, was as follows:

ISSUE:  UPLIFT NUTRITION, INC.

( NEV. )

         COMMON

NON-NASDAQ OTC:

	CLOSING BID			CLOSING ASK
2007	VOLUME	HIGH	LOW	HIGH	LOW
JAN. 3 THRU MAR. 30	123,055	$0.30	$0.02	$0.30	$0.13

APR. 2 THRU JUNE 29	37,675	$0.35	$0.25	$0.60	$0.35

JULY 2 THRU SEPT.28	51,250	$0.45	$0.25	$0.60	$0.45

OCT.1 THRU DEC. 31	43,838	$0.30	$0.25	$0.55	$0.40

NOTE: THE INFORMATION WAS COMPILED WITH CARE FROM SOURCES BELIEVED TO BE RELIABLE BUT PINK SHEETS, LLC, CANNOT GUARANTEE THE ACCURACY NOR WARRANTEE ITS USE FOR ANY PURPOSE.

NOTE: PRICES HAVE NOT BEEN ADJUSTED FOR STOCK DIVIDENDS OR SPLITS.

NOTE: THE ABOVE BID AND ASK QUOTATIONS REPRESENT PRICES BETWEEN DEALERS AND DO NOT INCLUDE RETAIL MARKUP, MARKDOWN OR COMMISSION.  THEY DO NOT REPRESENT ACTUAL TRANSACTIONS.

Currently, there are 24,216,994 shares issued and outstanding, a figure which does NOT include 329,501 shares held “in reserve” by our stock transfer agent since February 2007, shares that relate to a lost instrument bond.  Because these 329,501 shares are held “in reserve” or in a special reserve account established by our transfer agent for our potential liability for the replacement of a lost certificate, these shares are not reflected as either issued or outstanding.  As of the date of this annual report and not counting the 329,501 shares held “in reserve,” 3,096,944 shares, or approximately 13% of our issued and outstanding shares, are held by non-affiliates and may be sold without restriction. In fact, according to our stock transfer agent, 3,096,944 of such shares have been issued and outstanding since 1994 or for almost 15 years. These shares may be considered what constitutes "the float," that is, the number of shares that can freely trade in interstate commerce. At present, our majority stockholder and our officers and directors do not own or control any shares, directly or indirectly, that are not "restricted."  Having said this, it should be noted that the sole member and manager of our majority stockholder, namely, Mr. Ed Hall, does directly own or control 80,000 shares of our stock that he acquired through, or in, open market purchases  These 80,000 shares are considered “control shares” and cannot technically be re-sold by Mr. Hall without his filing a Form 144 and thus reporting any such disposition.  See Item 11 of Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

As stated above, we currently have no outstanding warrants, options, incentive stock option or employee compensation plans of any kind or nature. At the same time, and though there are currently no plans to do so, no assurance can be given that such derivative securities will not be issued in the future, particularly if there is a good business reason to do so.

Having obtained an OTCBB symbol in early February 2008 after our Form 10-SB registration statement filed with the Commission became effective, there are NO plans, proposals, arrangements or understandings with any person, including any securities broker-dealer or anyone associated with a broker-dealer, concerning the development of a trading market in our common capital stock on the OTCBB. Moreover, we have had NO discussions with anyone, to date, in this regard.

Holders

According to our stock transfer agent, Fidelity Transfer Company, as of the date of this annual report, there are 1,242 holders of record of our common capital stock.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past and we do not anticipate that we will pay cash dividends or make distributions to shareholders in the foreseeable future. We currently intend to retain and invest future earnings, if any, to finance our operations and undertake advertising. The payment of any future dividends will be at the sole discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions. As a result, there can be no assurance that any dividends on common stock will be paid in the future and at this point, we believe the payment of any dividends would be extremely unlikely.

Description of Securities

Our authorized capital stock consists of 100,000,000 shares of common capital stock, $0.001 par value, of which 24,216,994 shares were issued and outstanding as of our year-end, December 31, 2007.  The same number of shares is also issued and outstanding as of the date of this annual report.

As of our December 31, 2007, year-end, including the date of this Annual Report, there are NO options, warrants, stock appreciation rights, or other rights of a similar nature outstanding which currently obligate us to issue any additional common stock to anyone.

Our common stock is considered a "penny stock" because it meets, or would meet, if and when it trades, one or more of the definitions in Commission Rule 3a51-1 of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. These rules may have the effect of reducing the level of trading activity in the secondary market, if and when one develops.

Potential investors in our common stock are urged to obtain and read such disclosures carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Commission Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker- dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Pursuant to the Penny Stock Reform Act of 1990, broker- dealers are further obligated to provide customers with monthly account statements.

Compliance with the foregoing requirements may make it more difficult for investors in our stock to not only buy but to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Common Capital Stock

The holders of our common stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. In addition, such holders are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available for such purpose. In the event of dissolution, liquidation or winding-up, the holders of common stock are entitled to share ratably in all assets remaining after satisfaction of all our liabilities, subject, of course, to the prior distribution rights of any preferred stock that may be outstanding at that time. The holders of common stock do not have cumulative voting rights or preemptive or other rights to acquire or subscribe for additional, unissued or treasury shares, which means that the holders of more than 50% of such outstanding shares voting at an election of directors can elect all the directors on the board of directors if they so choose and, in such event, the holders of the remaining shares will not be able to elect any of the directors.

Preemptive Rights, Cumulative Voting and Control

Under Nevada law, if a corporation does not expressly allow, in its Articles, for preemptive rights, no such rights are authorized. When we re-incorporated in Nevada, our Articles did not expressly provide for any such rights. That is to say, no shareholder has the right to acquire stock from us on any set of terms before that same stock is offered to another person. This is the definition of "preemptive rights." In addition, as set forth in the previous paragraph, cumulative voting in electing directors is similarly not authorized by our Articles of Incorporation. Accordingly, the holder(s) of a majority of our outstanding shares, present in person or by proxy, will be able to elect all of directors at a meeting called for such purpose.

Liquidation Rights

In the event of liquidation, dissolution or a winding up of us or our affairs, holders of common stock would be entitled to receive pro rata all of our remaining assets that are available and distributable to the shareholders after first satisfying claims of creditors and anyone else having rights that are superior to those of the common stockholders.

Stock Transfer Agent

Fidelity Transfer Company ("Fidelity") is our stock transfer agent and has served as such since our initial public offering in the mid 1950's.  Fidelity is located at 8915 South 700 East, Suite 102, Sandy, Utah 84070, phone number 801-562-1300, fax number 801-233-0589.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a start-up, internet-based eCommerce company that offers and sells a new natural energy and health drink called Active UpLift™. In addition to offering our product for sale on-line, it is also our intention to do what is necessary to get our new product carried in retail stores around the country.  In this regard, we have made substantial progress over the last 3 months.  As a result of our significant retail efforts, we do not anticipate relying on the Internet for the majority of our business.  Our website is www.upliftnutrition.com and it is hosted by www.godaddy.com.

Our new Active UpLift™ product was only suitable for offer and sale in interstate commerce, and on a retail basis, as recently as December 2007.  As a result, we  were not able to generate significant revenue during 2007 and have only generated or realized nominal revenues from our operations during our first quarter of 2008.

As of December 31, 2007, we shipped 130 cases of Active UpLift™ to a distribution center to be placed in 105 Ralphs grocery stores.  As of the date of this document, we have shipped another 90 cases of Active UpLift™ to a distribution center in Oklahoma to be placed in 90 Albertsons grocery stores throughout Colorado and Arizona.  We have also shipped 22 cases of our new Apple-Cinnamon hot drink product to 11 Harmons grocery stores in the State of Utah.  If none of these products are sold in 180 days, the product can be returned by the retailer to us and the retailer’s account with us credited accordingly.  At the same time, if all of this product is sold in the Ralphs stores, the Albertsons stores and the Harmons stores, we expect to generate total revenue of $22,600.

Each of the foregoing store placements requires a certain amount of money to be spent on advertising.  Accordingly, we have started in-store tasting and educational demonstrations in Utah and have scheduled these same demonstrations to start in all the other locations within the next 60 days. We are also scheduled to be major sponsors in local and regional sporting events such as runs conventions and other events that are heavily attended.  We hope to follow this with an aggressive marketing campaign that will include written advertisements in publications, health magazines and in-store advertising.  What we anticipate budgeting for this type of expense is set forth in the discussion below concerning our budget for 2008.

Selected Financial Data

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful. Reference is made to our audited financial statements included in Part F/S hereof.

Since our emergence from approximately 5 years of dormancy, we have incurred accounting costs and other expenses and fees in connection with reactivating ourselves, acquiring Nu Mineral Health from the Ramptons, and the preparation and filing of our Form 10-SB registration statement on November 2, 2007. Funding of these and other expenses is from working capital provided by our majority stockholder, namely, Uplift Holdings, LLC, an entity which, because of its 74.5% ownership interest in us, has an obvious vested interest in seeing us successfully market our product. For our fiscal year ended December 31, 2007, we have incurred fees and expenses totaling $114,407.  These fees and expenses have been for accounting fees, legal fees, transfer agent fees, packaging expenses paid to suppliers and packagers, and also fees paid our product manufacturer or formula mixer, Harmony Concepts.

Our website was originally fully operational in September 2005 when the Ramptons ran the business.  Since the date we acquired Nu Mineral Health from the Ramptons, an acquisition which included acquiring their website, we have made substantial improvements to the Ramptons’ original product, a product we now call Active UpLift™.  (We have even since developed an Apple-Cinnamon hot drink which we only recently began featuring in local Harmons grocery stores.)  During 2006, we also made substantial improvements and changes to our website.  Still, the new and improved formula for our new Active UpLift™ product was only recently completed for sale to the public.  Because our new and improved product, Active UpLift™, was only recently determined to be ready and suitable for sale to the public, we have had little opportunity to engage in specific advertising campaigns though we fully intend to.  See our discussion below about our proposed and intended advertising campaigns.

We also expect that we will have to spend money with retail distributors, or make commission deals with retail distributors, to assist us in getting our product featured in retail food and grocery store chains around the country.  Although we have signed a distribution agreement with one distributor in Idaho that has a 7,000 plus retail store distribution, and have started by placing product in as many as 357 of their Albertson’s stores by the end of the second quarter of 2008, we have no way of predicting our potential success in this regard.  We have, nonetheless, made significant progress with three retail grocery stores during our first quarter of 2008.  Having said this, we believe our ability to sell our product in retail food and grocery stores holds more of the key to our success than merely offering our product for sale on the Internet, a strategy that can result in spending a lot of money on pay-per-click and other advertising, with little results.

Liquidity and Capital Requirements

As of our fiscal year ended December 31, 2007, we had $9,642 in our checking account. As of the date of this annual report, we have approximately $1,095 in our checking account. What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is provided by our majority shareholder. Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe that it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such. Uplift Holdings’ loans are considered or designated by us as "advances," inasmuch as they do not require that we pay interest payments unless demand is made to do so. While we accrue interest or keep track of what it is, at present, we have no way of paying any interest payments to Uplift Holdings.  We have so far accrued $8,248 in interest due and owing Uplift Holdings.  In the event we modify our oral agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift

Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments. Though we have nothing definitive in writing with our majority shareholder, we consider Uplift Holdings’ obligation to advance us the money necessary to carry out and pursue our business plan a legal obligation of it upon which both we and investors can rely.

We will be able to satisfy our cash requirements for not only the next 12 months but at least for the next three (3) years in that our majority shareholder has committed itself to advancing what funds are necessary for us to carry out and pursue our business plan, a commitment that will also satisfy all our cash requirements and keep us current in our 1934 Exchange Act reporting obligations for at least the next 3 years. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within 3 years, we should be able to successfully carry out our business plan. If a determination is made by management within the next three years that we will NOT be successful and that our business plan is or will be a failure for reasons which we can only imagine, our majority shareholder will likely elect not to advance us any more funds.  See the section titled "Plan of Operation" below. Having said this, we are unable to guarantee that at the expiration of three years from now, and assuming that our business plan is NOT by then successful, that our majority shareholder will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that our majority shareholder will NOT continue to advance us funds beyond the next 3 years, particularly if it appears that we will indeed be able to successfully carry out our business plan if we continue beyond the next 3 years. If our majority shareholder does not desire to loan or advance us sufficient funds to continue for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.  It is possible, however, that we would consider a private placement of our shares, the form of which we also cannot predict at this time.

Our Budget over the Next 12 Months

The amount of money necessary to implement and carry out our business plan over the next twelve months is as follows: The cost of maintaining our website hosted by www.godaddy.com is currently a mere $9.95 per month. Over the next year, we have budgeted between $8,000 and $10,000 to be spent in legal fees. With respect to our annual "in-house" accounting and outside, independent auditor fees and costs, we have budgeted as much as $8,000 to $10,000.   We are also budgeting Edgarization costs and fees of at least $250 per quarter and $600 for our annual report.  In the normal course of our business and having now completed the registration process with the Commission, we anticipate spending at least $1,000 per year on Edgarization costs and expenses. We have also budgeted approximately $1,000 per year in annual transfer agent fees and costs, part of which is our annual stock transfer agent maintenance fee. Other transfer agent costs and fees will ordinarily be the obligation of each shareholder submitting his or her shares for transfer.  Earlier this year, we obtained a products liability insurance policy at a cost of $1,100 per year. This policy was renewed in February 2008 and comes up for renewal next February 2009. The terms of the policy covers any and all existing or new products that we may take to market throughout the year  Because we are now a fully reporting company, we anticipate that as much as $190,000 per year shall be necessary to satisfy our minimal cash requirements. We anticipate spending approximately $100,000 on advertising, $30,000 on insurance and other operational expenditures, $40,000 on new product inventory and $20,000 for legal and accounting fees and expenses.  These are just estimates at the present time and we can make no absolute assurance that these amounts of money will be so spent during 2008.

We are currently advertising in limited fashion on the Internet as set forth more fully below.  This particular budget item is in addition to those in the preceding paragraph.

Now that we are supplying our product to at least 3 retail chain stores, it is incumbent upon us to come up with a retail store budget.  In this regard, we have learned that most retail stores require a certain amount of advertising to coincide with their carrying our product in their store.  Having only recently obtained retail opportunities with at least 3 retail chain stores, we are committed to devoting enough capital to advertising in order to satisfy any such retailer. In this regard, we anticipate spending $100,000 during 2008 coordinating a marketing/advertising campaign with retail stores that carry our product.  As of the date of this document, we have now shipped product to over 200 stores throughout the West.  We have thus had to prepare a plan for marketing and advertising that coincides with these significant new developments. As of now, we are planning and scheduling ‘in-store’ demonstrations at a certain number of stores each Saturday. These demonstrations are intended to give potential buyers a taste of our product; we also intend to talk to them and educate them about the proactive effects of Active UpLift™. We hope to follow these efforts up with an aggressive advertising campaign that will include disseminating written print material in publications, sponsoring regional sporting events, and using each such chain store’s coupon advertising campaigns.  In the future, we will have more to report along these lines.

For information on the cost of manufacturing and packaging our product, reference is made to our Plan of Operation section below.

Our majority stockholder is currently our sole source of financing.  This stockholder has agreed to finance us and our business plan through at least the next 3 years, provided that our business plan has every potential or prospect for success during that period.  In this regard, we have a $10,000 credit limit on a corporate or company credit card.  The principal of our majority stockholder has also lined up a $20,000 line of credit for our benefit, a line of credit on which, as of this date, he is the only signatory.  Because we have a financial commitment from our majority stockholder sufficient to carry us through the next 3 years, we do not require any additional funding or financing sources at this time. Having said this, if we are able to generate the sale of a mere 10,000 boxes of our product per month, we believe that we can break even. If we are able to generate sales of more boxes per month, we can cover limited advertising expenses each month. Since few know who we are (even in light of the Ramptons’ history in the business) and since we and our new product are in large part unknown, we are hopeful that, if we do indeed make headways and inroads into retail stores, we may be able to accomplish this short term goal by the middle of our 2008 fiscal year.

PLAN OF OPERATION

Our principal business plan is to promote, market and sell our new powdered natural energy and health drink, Active UpLift™, through traditional retail distributors, who, in turn, will supply our product to retail health and food stores. We feel that our best markets will be large food store chains and specialty health food outlets. This assumption has proven to be correct in that we now have relationships with 3 large retailers and their distributors.  We intend to compliment this marketing strategy by continuously offering our product on and through the Internet.  Because Active Uplift™ is a new and improved product and we are essentially a start-up enterprise, the dietary supplement and nutrition industry is in large part unfamiliar, at this stage, with Active Uplift™, not to mention our new Apple Cinnamon hot drink. For this reason, we believe it will take some time for these two products to "catch on" and for any significant or meaningful sales to occur.  Having said this, and with the direct help of our consultant, Mr. Bruce Miller, discussed immediately below, in December 2007, we shipped 130 cases of Active UpLift™ for placement in 105 Ralphs grocery stores.  Since then we have shipped another 90 cases of Active UpLift™ to be placed in 90 Albertsons grocery stores throughout Colorado and Arizona.  We have also shipped 22 cases of our new Apple-Cinnamon hot drink product to 11 Harmons grocery stores in the State of Utah.  We believe that this is tremendous news for us in that prior to these shipments we had virtually no sales and no contacts with any retail grocery store chains to speak of.

In October of 2007, we retained, as a consultant, the services of Bruce Miller, a retired executive with Smiths Foods, to head up our marketing campaign. Since then, Mr. Miller has been in the one responsible for placing our product, Active UpLift™, in over 200 stores throughout the west. Through these few but recent orders, we stand to receive as much as $22,600 in gross revenue for our first quarter ending March 31, 2008.  Having just begun our operations at the end of 2007, we feel that this is a remarkable accomplishment in such a short period of time.  As a result, we also feel that Mr. Miller has become a very valuable asset in the overall plan to take us into profitability. Due to Mr. Miller’s marketing efforts and results, in November 2007, we issued Mr. Miller 50,000 shares of “restricted” stock, stock that our Board of Directors valued at $0.40 per share.  We have thus recorded this transaction as a non cash charge to commission expense.

Our Website

In approximately September 2006, our current website was completed and became fully operational. This is not to suggest that we do not continuously make changes, improvements and modifications to our website.  We do.  Our website address is: www.upliftnutrition.com.  As set forth above, our website is hosted by one of the largest website hosts in the United States, namely, www.godaddy.com.  This costs us a mere $9.95 per month.  Because www.godaddy.com is one of the largest website hosts in existence, we feel comfortable that the chances of our website “going down” at any given time are remote.  As a result, we believe there is little likelihood of losing sales because our website “goes down.”

Our Product is Already Available in a Colored Retail Box with Bar Code

When we first acquired Nu Mineral Health, we used the original colored retail box for our product that the Ramptons and Nu Mineral Health had designed back in 2005.  Since acquiring Nu Mineral Health, we have updated our colored retail box design to a small degree, included our new product name, and made minor word and design changes. The Ramptons and Nu Mineral Health paid over $5,000 for the original display box design and we paid an additional $3,000 to have it changed with the updates and changes we wanted. Our boxes are made by a local company called International Paper Box Company.  Currently, it charges us between 28 and 45 cents per box, depending upon volume.  We are not dependent upon this company for this purpose and there are several other companies than can manufacture our box for us.

Recently, we purchased our own bar codes so we can control our product inventory.  This also enables us to have more codes ready in the event that we introduce new products to the market. The Bar Codes were applied for at a cost of $750 for 2,000 individual identifying numbers.

A lot of companies like ours spend thousands and thousands of dollars creating a colored retail box, an endeavor that can take many months and costs thousands of dollars.  Since we have completed all of the artwork necessary for this task, not to mention obtaining the necessary retail bar code, a code which is now available on our new packaging, we believe that this is a significant achievement or milestone towards the carrying out of our business plan and Plan of Operation.

Processing Orders

Our product comes in our colored, retail box that contains 15 foil packets.  Each packet contains the powder that is mixed with water to make one (1) Active UpLift™ drink.  One box of our product sells for $15.95 on-line, plus shipping and handling.

Our modified website has an active and operational shopping cart that accepts American Express, Visa, MasterCard, Discover Card and other, less known credit cards, including PayPal. Once an order is placed on-line, we receive an email from our credit card processing company.  We then go in our website Control Panel and process the order.  From there, we can print off U.S. Postal Service labels, etc.  Our website is currently set to accept all orders without our having to manually accept a credit card purchase order.  (We would only change this setting if we were out of product, an event that has not yet occurred.)  On-line Visa and MasterCard orders are currently processed directly through I-Payment, a large credit card transaction clearing or processing firm.  On-line American Express and Discover card transactions are processed through I-Transact, an affiliate of I-Payment, which has salesmen and which provides more direct transaction services and assistance.  Within 3 to 5 days of an order, the money is directly deposited by I-Payment or I-Transact, as the case may be, in our company bank account.  These services dispense with processing credit cards ourselves and we believe more than justify paying the required $10 monthly fee, a $5 per month statement fee, and a 2.16% transaction fee for each credit card sale.  If and when on-line sales increase, if they do, the transaction fee percentage is reduced.

For larger orders, and hopefully large retail distributor orders, we anticipate getting invoices faxed or emailed to us directly.  At that time, we will determine how to fill the order depending upon the size and location of the order.  Retail distributor orders will not be processed through our website but directly with and through us.  Having said this, during late 2007, we received orders from Ralphs grocery stores chain to ship 130 cases of Active UpLift™.  During the first quarter of 2008, we received orders from Albertsons grocery store chain to ship another 90 cases of Active UpLift™.  Finally, in 2008, we also received orders from Harmons to ship up to 22 cases of our new Apple-Cinnamon hot drink product.  These orders were all processed, negotiated and arranged by Mr. Lewis, our president, along with Mr. Miller, our marketing consultant.  They were NOT handled through our website.

As a requirement of retailers placing orders with us, we sign distributor agreements with either the stores directly or with their respective distribution warehouse  or agent where the product will be stored until the retail stores actually need and retrieve it from that location. All of these agreements are similar in content, purpose, and effect. Those we have received and signed have a ‘let out’ clause.  What this means is that if we don’t advertise and market the product to help start and support sales and the product doesn’t sell, the retail store has the right to send it back to us and charge us back for the product sent back.  So far, this has not occurred with regard to any of the product we have shipped.

In the event that our product does not sell, the standard distributorship agreement we have entered into with Ralphs’ and Albertsons’ distributors allows them to charge the product back to us and then return it to us at our cost. As stated immediately above, so far, this has not occurred though we can make no assurance that it won’t at some time in the future.

Shipping and Handling

When we receive an on-line or Internet order, we typically print off a U.S. Postal Service label. Our system allows us to input proper postage on the label, which is $4.95 per shipping box.  This allows us to send the package to our customer by Priority Mail.  Currently, we have enough inventory on hand to ship on-line orders directly from Roy, our corporate headquarters.

For those on-line orders we process and ship from Salt Lake City directly, our mailing label is placed on a shipping box at the warehouse or outlet where we store Active UpLift™ product. Upon advice of our intellectual property counsel, we also place our own return address label on the package which contains or is conspicuously identified by the inscription "Active UpLift™." According to counsel, this is necessary in order to demonstrate to the U.S. Patent and Trademark Office that we are using the trademark or trade name "Active UpLift™ in interstate commerce, thereby entitling us to this federal trademark and trade name. See heading in Item 3 below titled "Description of Property." Further, each order includes or encloses an informational brochure that talks about our product. Once our shipping label process is complete, one of our officers or directors drops the package by the U.S. Post Office or we give it to the mail carrier when he comes by during the day.

The average on-line order is one or two of our 15-packet colored retail boxes.  See the pictures on our website, www.upliftnutrition.com.  The U.S. Postal Service provides shipping boxes for this purpose at no cost to us.  Each colored retail box of our product holds 15 foil packets.  In the event that we have an order that is too large to be shipped in a U.S. Postal Service box, we would obtain appropriate shipping boxes from a local company known as Flex Pack.  We believe it is the best and least expensive supplier for this purpose.

At such time as we obtain any large retail orders in places like California, we will likely “drop-ship” our product from American Co-Pack, a large Los Angeles-based packaging company which has given us good pricing for orders exceeding 250,000 foil packets of product.  In the meantime, Pristine Co-Pack in Salt Lake City has agreed to fill our foil packets with product, 15 of which go in each colored retail box of product at an Internet sale price of $15.95 per box.  Only in the event that we get some very large retail orders will we use American Co-Pack to fill and ship very large orders such as 200 cases to retail distributor outlets in California.  We are not set up with American Co-Pack as yet and this will only occur if and when we communicate any such large order to them.

With regard to the large retail orders we have recently received, these have been shipped from our “warehouse” located at 252 Cottage Avenue, Sandy Utah 84070, to the distribution centers by commercial freight carriers. The freight charges are usually paid by the customer but on some occasions, if the orders are large enough, we will ship the product ‘prepaid’.

Inventory

Harmony Concepts, the company that currently mixes our product from pharmacopoeia grade raw ingredients, was given an original order to produce 350 kilos.  This order has been processed and, through Pristine Co-Pack, packaged into approximately 2,300 display or colored retail boxes.  As stated above, each display or colored retail box contains 15 individual packets of product.  Ten (10) of these colored retail boxes have been placed in each shipping box.  As of December 31, 2007, our year end, we had approximately 185 shipping boxes or containers in inventory and ready to ship. As of the date of this document, we have only approximately 85 cases of product on hand in inventory. This is because we have provided most of our inventory we had on-hand to the organizers of the Salt Lake City Marathon, a race scheduled in April.  Our product will be placed in each participant’s product bag. There will be an estimated 12,500 participants at this year’s run.  We believe this will be good advertising and exposure for us and our product.  The reduced inventory we are now left with should not be a problem.  This is because product can be produced in a relatively short period of time and is limited only by the size of the order.  Whatever the size of our order, we are relatively confident that Harmony Concepts would be able to accommodate our needs on a timely basis.

After the product is mixed and produced by Harmony Concepts, it is sent in airtight containers to Pristine Co-Pack in Salt Lake City.  Pristine then packages the powder into individual foil packets.  This is currently done at a cost of 8 cents per foil packet.  Fifteen (15) of these individual packets are then placed into each of our colored retail display boxes.  These “15 packets per box”

are placed into the shipping containers that hold 10 of our colored retail display boxes each.  This is how the product is currently shipped, packaged and otherwise prepared for shipment. There is a one (1) year shelf life after Active UpLift™ is packaged.  As a result, we are reluctant to manufacture, package and store too much product at one time.  We need to be able to adjust our product ordering and packaging to the actual sales we have secured and in realistic anticipation of what our growth will be over the next short period of time.

Since we are currently anticipating getting larger and larger retail orders, something of which we can make no assurance, we have since obtained pricing from American Co-Pack in Los Angeles, a large product packaging company.  While Pristine Packaging charges about 8 cents to fill each foil packet, American Co-Pack, in the event of large orders on the nature of 250,000 or more, will be able to perform this service much cheaper.  American Co-Pack, when and if the occasion arises, will also be able to ship product in large pallets to Retail Distributors around the country.  Until we receive the anticipated retail orders, we plan in the meantime, to continue shipping drums of mixed product to Pristine Co-Pack, as needed, which will hold the same in its warehouse until we give them further instructions.

As of this date, Pristine Co-Pack has about 6,600 shipping boxes ready to be filled as product is produced by Harmony Concepts.  However, we only order when we run low on inventory due to the time sensitive nature of our product and we want everything we ship to retail outlets to be fresh and have as long a shelf life as possible which is at least one year. When the time arises and when we get low on packaged inventory, we will place an order with Harmony Concepts and it will be packaged by either Pristine or American Co-Pack as per our instructions. Lead time for this is approximately two to three weeks.

We are NOT Dependent on One Supplier for Our Potential Success

In addition to obtaining most of our ingredients through our current manufacturer/packager, Harmony Concepts located in Weber County, Utah, which, by the way has excellent manufacturer relationships and thus, the purchasing power to get us the best possible prices, we have identified at least three other manufacturers/packagers capable of buying, producing and mixing our product.  We are therefore NOT reliant on one vendor for our success, there are numerous bulk food manufacturers in the Salt Lake area  One of these other suppliers is Pristine Packaging mentioned above.  Like Harmony Concepts, Pristine Packaging, has been in business many years and it too has an excellent reputation for its quality control and packaging systems.

These manufacturer/packagers sign a non-disclosure, non-compete agreement with us and thus, we are assured that they will not disclose our formula to anyone else.  We also feel comfortable in this regard in that these companies’ success is dependent on their ability to keep their customers’ formulas secret.

Our Plan over the Next 12 to 18 Months

Since the filing of our Form 10-SB registration statement in November 2007, we have gotten our “foot in the door” of at least 3 large retail food chain stores.  This somewhat changes our plan of operation over the next 12 to 18 months because it opens the door for us to really concentrate, explore and expand this huge retail market.  Accordingly, we now plan to spend more time developing relationships with retail food chain stores and probably less time and energy concentrating on Internet or drop-ship business sales.

Our current suggested retail price of a box of 15 powder packets is $15.95, plus approximately $4.95 for shipping and handling anywhere in the U.S. or Canada.  To enhance or increase on-line sales volume, we will consider offering reduced price specials on our website; however, we are not willing to do so if it would hinder our efforts to encourage a large retail grocery or health food stores to carry our product.  That is to say, we have no intention of undercutting a potential retailer through website sales.

There is little doubt that our future sales of our product will be driven by the amount of money we are able and willing to spend on advertising and with various retail distributors.  During the next 12 to 18 months, we will actively pursue enhancing sales. As stated in the "Description of Business" section above, our second phase Plan of Operation, assuming that the first phase is reasonably successful, will be to (1) develop and market additional nutritional products that we devise and formulate; (2) distribute other nutritional drinks and products made by others on our website through licensing/distribution arrangements; and/or (3) acquire other properties, products or companies that offer and sell health and energy products on-line and through national retail chain stores. These considerations are speculative at this stage and otherwise in the distant future. For the time-being, and because at a price of $15.95, our profit could be approximately $7.20 to $9.00 per 15-packet retail box (depending on volume), we want to focus our efforts on selling our own product in retail stores and on-line.  If advertising in limited fashion on Google

AdWords, Yahoo! Search Marketing, or any other website services we discover and use prove successful, we will do what we can to increase sales by advertising in those venues more aggressively or, we will then use the capital generated thereby to pay advertisers and marketers to get our product carried in nationally recognized retail grocery and health food stores.  Already we have met with retail advertisers/marketers who have the ability, through advertising, to drive retail customers to our product when it becomes featured in nationally recognized food store chains.  We can make no assurance at this time that this will happen.  Whether this does indeed occur and whether we pay these advertisers/marketers the money they want for this service remains to be seen.

As set forth in the discussion immediately below, we also plan to advertise on other websites, links to other on-line retailers and specialty websites, specialty food magazines and obviously, retail chain food stores, now that at least 3 of the latter have become interested in carrying our product for sale in their retail outlets.

Our Current On-Line Marketing/Advertising Strategy

As of the date of this document, we have been averaging about one (1) sale per week in internet sales. Sometimes orders are for multiple boxes and sometimes an order is for only one box, but whatever the size of the order, we have been shipping directly to the purchaser.  See also the section below discussing “The Drop Ship” business.

As stated above, our basic marketing plan through the end of this 2008 fiscal year, and assuming we don’t become featured in any additional retail stores right away, is to advertise on the Internet.  Our specific budget and targets are set forth further below under the subheading "Sales Goals and Objectives over the Next 12 to 18 Months."  To accomplish our on-line marketing ideas, we have been engaged in limited advertising campaigns on (1) Google AdWords, and (2)Yahoo! Search Marketing.  We also intend to explore the use of others we come across that we determine are worthwhile and productive advertising venues for us and our product.  For example, Google AdWords describes its Internet marketing services as follows:

Google AdWords ads connect you with new customers at the precise moment when they're looking for your products or services [on the Internet]. The Google Network reaches more than 80% of Internet users.

With Google AdWords you create your own ads, choose keywords to help us match your ads to your audience and pay only when someone clicks on them [and thus goes to your website].

During the end of 2007, we began running a pay-per-click ad campaign on Google AdWords. We have since suspended this particular on line advertising and decided to spend our advertising budget supporting the retail grocery stores that stock our product on their shelves. When and if we re-activate our previous Google ad, our Google ad, it will still read as follows:

Active UpLift™

Want a lift?

Tired of being tired?

www.upliftnutrition.com

Similarly, during the end of 2007, we also began an advertising campaign on Yahoo! Search Marketing.  As with our Google on-line ads, we have since suspended this advertising effort as well for the time being in order to concentrate on our retailer marketing  This on-line advertising service is very similar to Google AdWords but it also requires a one-time initiation fee.  It also allows one to descriptively tailor his or her ads more towards one's individual advertising or product needs.  We have found this service slightly more complicated or intricate than Google. Yahoo! Search Marketing describes its Sponsored Search advertising option as follows:

Receive the highest return on investment when you advertise with Sponsored Search.  Advertise only to customers who are interested in your products or services

• Pay only when users click through to your site

• Set your own cost-per-click

With Sponsored Search, you set the price you're willing to pay for each customer who clicks on your listing. Unlike direct mail, you won't have to pay for mailing lists, printing or postage, and you won't pay for impressions as with banner ads and tiles. You pay only for the interested customers who actually click through to your site.

In order for our Internet/eCommerce business to succeed, we additionally plan, among those things mentioned above, and on an on-going basis, to:

-- make significant investments in our Internet/eCommerce business, including upgrading our website as it becomes necessary

-- get other food and nutrition websites to link to ours

-- significantly increase online traffic and sales volume in every way we can

-- attract and retain a loyal base of frequent visitors to our website who will give us feedback about our product

-- expand the products and services offered on our website

-- respond to competitive developments and maintain our distinct brand identity

-- form and maintain relationships with strategic partners, particularly retail food stores and outlets

-- provide quality customer service

-- continue to develop and upgrade our services and technologies

We Intend to Offer and Sell Active UpLift™ on a “Drop Ship” Basis.

Many eCommerce companies offer and sell their product through other, even competing websites.  This is called the “drop ship” business.  This has been an extremely effective Internet marketing tool.  The way it works is that we negotiate to get another website to offer our product for sale at the same price as we offer it on our own website.  Usually one picks or tries to find a website with much more notoriety and on-line traffic.  When they get an order of our product, they communicate it to us.  We ship directly to THEIR customer at their customer’s address and at the end of 30 days, and usually on a 30-day net basis (meaning no interest), we send the distributor a bill at a reduced rate, say $12 or $13 per colored retail box.  The distributor thus makes $2 or $3 per order for essentially doing nothing but communicating to us where to ship an order and paying us for it (at their reduced price) later on.

We now have a drop-ship agreement with one on line distributor who has been successful in selling our product on-line. The arrangement is verbal and seems to be working. The distributor purchases product from us and posts it for sale on their website. To date they have sold approximately 30 15-pack boxes of our product. Even though we have this agreement with one online distributor, we can make no assurance that we will be able to locate other drop-ship distributors but we believe that there are many out there willing to do so.  The principal hurdle will still be negotiating a “wholesale” price for them to offer and sell our product on their website, a price that not only works for them but which is also suitable for us as well.

Our Current and Continued Efforts to Get Active UpLift™ Featured and Carried in National Retail Grocery and Health Food Chain Stores.

During the last few months, we have both contacted and been approached by several national advertisers and retail distributors who claim to advertise and supply in the regional areas where our product would be made available on a large retail store basis.  That is to say, once we line up certain retailers, these retailers like to work with specific distributors in their area who will warehouse product for them.  The distributor then holds the product and provides it to the retail store when needed.  We have also approached several retailers directly, some of whom have directed us to their local distributor.

As of December 31, 2007, we had delivered 130 cases of product to the distributor outlet for Ralph’s Grocery Stores in Southern California. As of the date of this document, we have shipped and sold an additional 112 cases, 22 to Harmon’s Super Markets in Utah and 90 more cases to Albertsons in Colorado and Arizona. We have done this through each such retail store’s respective distributor.  We have also contacted and shown our product to Whole Food market chains, a large convenience store retailer and at least two other major retail grocery store chains, all with very positive results to date.

Because we already feature our product in a colored retail box with a bar code (see our website, www.upliftnutrition.com, which carries pictures of our box), we are one step ahead of this overall retail process.  In other words, we are already set up to be carried, right now, in a large retail chain store.  We believe this is an important milestone or accomplishment that we have already achieved in that many companies sell their products on the Internet without having a colored retail box and bar code.  Without this asset, one’s product is incapable of being carried in a retail store.  Having said this, the marketers and advertisers that we have talked to and met with want a monthly fee of several thousand dollars in order to approach and attempt to get us involved with national retail food store chains.  Some also want percentages of sales.  Depending upon our margins, promising percentages of sales is something that we need to thoroughly think through.  We are seriously considering these options and we continue to meet with the various people who are making these and other representations to us.

We Intend to Pursue Additional Marketing Ideas and Avenues on an On-Going Basis.

Marketing ideas that have not as yet been implemented by us include a desire to additionally promote us and our website

(1) through reciprocal links with other websites;

(2) through advertising on other health and nutrition websites;

(3) through ads placed in various health and nutrition food magazines such as Healing Lifestyles & Spas, Shape, Prevention, and Woman’s Day;

(4) through the attendance at health and nutrition tradeshows and expos across the country;

(5) through contacting and then supplying retail food stores across the country, including health food stores, with our product, either on consignment basis or, on a high volume discounted basis for which they will pay us in advance;

(6)  through the giving of product demonstrations in store locations and even malls; and

(7) through television commercials on the Food Channel at such time as earnings or funding becomes available to shoot such a commercial and pay for the cost of airing it on television.

Potential Endorsements from Nutrition Professionals, Specialists or Celebrities

Currently on our website, we have one professional cell and molecular biologist/research scientist who has endorsed our product, namely, Ms. Rampton, who essentially formulated our current and modified product for us.  We also have a professional physical therapist and chiropractor who has endorsed our product.  See the heading on our website titled "Testimonials." We have not as yet approached anyone else to "endorse" our product, as we have lacked the time or other opportunity at this stage and have instead concentrated on getting our website operational and our product perfected to sell and ship. Our current lack of a nutritional expert’s endorsement of our product, assuming that we could obtain one, has therefore been a business decision.  As time goes on, we hope to be able to approach a well-known health food and nutrition celebrity and see what it would take to get such a person's endorsement of our product. At present, we lack the ability to offer any such person anything in exchange for his or her endorsement.  At such time as we can, we hope to be able to do so. We currently lack the money or other resources to attract the endorsement of any celebrity and can make no assurance that we will ever be able to do so.  While it is conceivable that we could issue such a person "restricted" stock in us in exchange for an endorsement, we have no plans at the present time to do so.  We would also be leery of doing so unless we could quantify, in some fashion, the amount of sales that such an endorsement would generate or cause to occur.  To issue someone stock, without knowing to what extent it would increase sales and thus generate income, would likely be irresponsible on our part and we have no intention of doing so without knowing what the direct result or effect of that corporate action would be.

Sales Goals and Objectives over the Next 12 to 18 Months

Our business plan is to focus primarily on getting our product carried in retail grocery or health food stores.  We expect that 90% of our sales will eventually be on a retail basis.  On-line sales through our website shall be the secondary means of marketing our product and we only anticipate that approximately 10% of our business will be through Internet sales, if that.  In the event that we can begin to get our product carried in retail grocery or health food stores, we believe we may have the potential to carry out the following sales plan:

Basis:             Sales of 15,000 boxes of Active Uplift™ at a suggested retail price of $15.95 per box,

                      plus shipping and handling as applicable.  Also, sales of 5,000 boxes of our new Apple

                      Cinnamon  hot drink, also at a retail price of $15.95per box

Inventory:      While our current inventory has been diminished as a result of our expected sponsorship of the Salt

                        Lake City Marathon race in April, we are confident that our subcontractor who mixes our product for us can make sufficient product within a few days of any large order.  As a result, what we have on hand and in inventory at any given time is largely irrelevant

Intention:       It is our intention to sell 5,000 boxes of Active Uplift™ by September 30, 2008.  We also intend to sell 1,000 boxes of our Apple Cinnamon hot drink by September 30, 2008

Future:           Our longer term goal is to sell at least 500 boxes of product per month starting in October of this year.  We sold over 2,000 boxes of product from November of 2007 through February 2008.

Management intends to strive, over this current 2008 year, to sell as many as 15,000 ,boxes of Active Uplift™.  We also intend to strive to sell 5,000 boxes of our new Apple Cinnamon hot drink. We have paid for and currently have both display and point of sale, boxes of product in inventory and available.  If we can sell this amount of product before year end, we will then pour those profits into beefed-up or enhanced marketing and advertising campaigns. Our profit on the sale of all 20,000 boxes of Active Uplift™ would be nearly $290,000 in gross income, depending upon how many we would sell on a discounted basis or otherwise give away for promotional purposes. This figure is arrived at on the basis of a $15.95 sales price. As stated above, in the event that sufficient funds become available, we will (1) contact food retailers and their distributors and see if they will buy our product at reduced rates for retail sale at their locations; (2) beef-up our various Internet advertising campaigns; (3) see what other websites will link our website to theirs, either free or for payment; (4) contact and see what on-line health and nutrition websites might be willing to offer our product on their website on a “drop ship” basis; (5) advertise in various food, health and nutrition magazines; (6) attend as many health and nutrition tradeshows and expositions as we can to create name recognition for our product and otherwise make contacts in the industry;  (7) give product demonstrations in retail stores and malls; and (8) consider spending the money necessary to advertise on the Food Channel. We believe these things would cost us a substantial amount of money but much of it is required by our new retail chain store customers.  As a result, and if we want to continue to sell through them, we will be obligated to undertake these tasks

Employees, Experts, Consultants and Advisors

Currently, we have no employees. Employees will not be necessary at this stage of our development. Our officers and directors will perform daily duties as needed. We only intend to hire employees if and when the need develops. In fact, there is nothing really that could occur that would require us to hire employees. Unless processing orders becomes so time consuming for our officers or directors or for Pristine Co-Pack, our packager, that we all lack the time to look up the orders and communicate them to our warehouse facility to put a shipping package together, we cannot envision what would occur that would require such. If sales start growing over the next six months or one year and if we are selling 500 boxes of product a month through our website and otherwise, we will no doubt be required to hire at least one employee to take orders and assist in shipment of product. Since this has not occurred and there is no assurance or current likelihood that it will, we are not in a position to make further projections or estimates in this regard.

Our directors and officers do not receive any remuneration for their services nor are they accruing earned compensation. We might however, approve the issuance of stock from time to time as a bonus for work that has been performed..

In implementing our business plan, we are holding expenses to a minimum and we plan to obtain expert and other services on a contingency basis if and when needed. Right now, we have no need for any outside experts, advisors or consultants. If we engage outside advisors or consultants for any particular purpose, we will have to make a determination as to how such persons will be compensated. We have NOT made any arrangements or definitive agreements as yet to use outside experts, advisors or consultants for any reason. This is because, so far, we have not needed to. We do have a website technician whom we have recently hired to, among other things, enhance our html source or description codes, namely, Keywords, on our website so that information is more easily susceptible to Yahoo! and Google's "crawler" or “spider.” (For those readers or investors who are not aware of what "crawler" means, a "crawler" is the computer software program utilized by Yahoo! and Google, for example, to go out into the Internet and collect "buzz" and other Keywords on all the available websites and thereafter catalogue them for their respective search engines. We are informed that the "crawler" programs are launched by Google and Yahoo! about every 30 days.) See the subheading above titled "Marketing/Advertising."

As stated above under our Plan of Operation section, we have retained the services of Mr. Bruce Miller, a retired grocery store executive, on a consulting basis to head up and oversee our marketing program. We feel that he will be a highly valuable asset to our efforts and so far, by getting us orders from Ralphs, Albertsons and Harmons, he has done just that,

Except for Mr. Miller, we do NOT intend to use or hire any employees or other consultants, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they are needed and can be obtained for minimal cost or on a deferred payment basis. Other than our website maintenance technician that we shall continue to use to update or revise our website as it becomes necessary, we are not aware of any situation in which we would need an outside advisor or consultant.

Express Obligation of Our Principal Shareholder to Finance Us and Our Business Plan Over at least the Next Three (3) Years.

As stated elsewhere in this document, our principal shareholder, Uplift Holdings, LLC (“Uplift Holdings”), intends to provide us with sufficient funding, over at least the next three (3) years, to pursue and carry out our business plan.  This includes whatever capital is necessary to keep us current in all of our reporting obligations. The only caveat with regard to this commitment is if it is determined by us and our majority shareholder within the next three (3) years that our business plan will NOT work and cannot succeed.  If that occurs, and we can make no prediction about whether it will occur or not, our majority shareholder will likely elect to cease funding us. We have NOT entered into any formal, written agreement with Uplift Holdings that contractually binds or obligates it, in writing, to fund us for the next three years, though we consider this commitment on its part to be a legal obligation upon which we and our shareholders can rely. Having said this, we will nonetheless be required to continue to evaluate our business plan. At the expiration of three (3) years, or earlier, and assuming that our business plan has NOT been successful, or even partially successful, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Uplift Holdings will then have to evaluate whether, and to what extent, it wants to continue to fund our operations and business plan, including our various advertising campaigns. For our fiscal year ended December 31, 2007, Uplift Holdings advanced us $156,414.  This figure is carried on our balance sheet contained in Part F/S below as a liability.  See our financial statements in Item 7 below.

ITEM 7. FINANCIAL STATEMENTS.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2007

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Balance Sheet, December 31, 2007

Statements of Operations, for the years ended December 31, 2007 and 2006 and for the period from March 7, 2005 (date of inception)

                            through December 31, 2007

Statement of Stockholders’ Equity (Deficit), from March 7, 2005 (date of inception)

through December 31, 2007

Statements of Cash Flows, for the years ended December 31, 2007 and 2006 and for the period from March 7, 2005 (date of inception)

  through  December 31, 2007

 F-6 - F-7

Notes to Financial Statements

 F-8 - F-15

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Uplift Nutrition, Inc. (A Development Stage Company)

We have audited the balance sheet of Uplift Nutrition, Inc. as of December 31, 2007 and the related statements of operations, stockholders' deficit, and cash flow for the year then ended.   These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but, not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of Uplift Nutrition, Inc., as of December 31, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not yet established a consistent source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2007, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Munden & Associates, LLC

Bountiful, Utah

March 25, 2008

992 East Bountiful Hills Dr. • Bountiful, Utah 84010 •Ph(801) 750-4225 • fax (801) 992-3629

Email: smunden@mundencpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Uplift Nutrition, Inc.

I have audited the accompanying statements of operations, stockholders’ equity, and cash flows of Uplift Nutrition, Inc. (a development stage company) for the year ended December 31, 2006 and for the period from inception on March 7, 2005 through December 31, 2006.  These financial statements are the responsibility of the company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Uplift Nutrition, Inc. for the year ended December 31, 2006 and for the period from inception on March 7, 2005 through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/Michael J. Larsen, PC

Michael J. Larsen, PC

Salt Lake City, Utah

October 15, 2007

F-2-

UPLIFT NUTRITION, INC.

[A Development Stage Company]

BALANCE SHEET

December 31,
ASSETS	2007
Current Assets
Cash	$ 9,642
Accounts Receivable, net	10,195
Inventories	25,925
Total Current Assets	45,762

Website Development Costs, Net	710
Indefinite-Life Intangible Assets	2,401

Total Assets	$ 48,873

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$ 12,613
Accrued Interest Payable - Related Party	8,249
Deferred Revenue	10,195
Stockholder Advances	156,569
Total Current Liabilities	188,626

Commitments and Contingencies	-

Stockholders' Deficit
Common Stock; $0.001 Par Value, 100,000,000 Shares Authorized 24,216,944 Shares Issued and Outstanding at December 31, 2007	24,217
Capital in Excess of Par Value	317,104
Deficit Accumulated During Development Stage	(481,074)
Total Stockholders' Deficit	(139,753)

Total Liabilities and Stockholders' Deficit	$ 48,873

The accompanying notes are an integral part of these financial statements.

F-3-

 UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Years Ended		Period from March 7, 2005 (date of inception) through
	December 31,		December 31,
	2007	2006	2007
Net Sales	$ 1,684	$ 1,783	$ 3,467
Cost of Goods Sold	6,403	1,273	7,676

Gross Profit (Loss)	(4,719)	510	(4,209)

Operating Expenses
Marketing	17,972	10,587	40,880
Consulting	20,000	63,000	83,000
Other General and Administrative	76,435	37,477	127,450
Salaries and Wages	-	215,250	215,250

Total Operating Expenses	114,407	326,314	466,580

Loss From Operations	(119,126)	(325,804)	(470,789)

Other Expense
Loss on disposal of assets	-	(1,764)	(1,764)
Interest Expense- Related Party	(7,184)	(1,337)	(8,521)
Total Other Expense	(7,184)	(3,101)	(10,285)

Loss Before Income Taxes	(126,310)	(328,905)	(481,074)

Provision for Income Taxes	-	-	-

Net Loss	$ (126,310)	$ (328,905)	$ (481,074)
Loss per common stock outstanding computed on net loss, basic and fully diluted	$ (0.00)	$ (0.02)
Weighted – average number of shares outstanding – basic and fully diluted	24,172,560	21,915,663

The accompanying notes are an integral part of these financial statements.

F-4-

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

                                                     For the period from inception on March 7, 2005 through December 31, 2007

	Common Stock		Capital in Excess of Par	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Value	Stage	Equity (Deficit)
Inception, March 7, 2005	-	$ -	$ -	$ -	$ -
Common shares issued for cash at $0.00005 per share, March 2005	20,000,000	20,000	(19,000)	-	1,000

Capital Contributions, July through November 2005	-	-	31,930	-	31,930

Net loss for the period ended December 31, 2005	-	-	-	(25,859)	(25,859)

Balance at December 31, 2005	20,000,000	20,000	12,930	(25,859)	7,071

Capital Contributions, January through May 2005	-	-	10,511	-	10,511

Common Stock Issued in a Stock offering transaction, June 2006	2,841,944	2,842	(3,212)	-	(370)

Common shares issued for services at $0.21 per share, October 2006	1,325,000	1,325	276,925	-	278,250

Net loss for the year ended December 31, 2006	-	-	-	(328,905)	(328,905)

Balance at December 31, 2006	24,166,944	24,167	297,154	(354,764)	(33,443)

Common shares issued for services at $0.40 per share, November 2007	50,000	50	19,950	-	20,000

Net loss for the year ended December 31, 2007	-	-	-	(126,310)	(126,310)

Balance at December 30, 2007	24,216,944	$ 24,217	$ 317,104	$ (481,074)	$ (139,753)

The accompanying notes are an integral part of these financial statements.

F-5-

UPLIFT NUTRITION, INC.

[A Development Stage Company]

 STATEMENTS OF CASH FLOWS

			Period
			from March 7,
	For the		2005 (date of inception)
	Years Ended		Through
	December 31,		December 31,
	2007	2006	2007

Cash Flows from Operating Activities
Net Loss	$ (126,310)	$ (328,905)	$ (481,074)
Adjustments to reconcile net loss
to net cash used by operating activities
Depreciation and amortization	1,065	1,488	3,261
Stock issued for services	20,000	278,250	298,250
Loss on disposal of website	-	1,764	1,764
Changes in assets and liabilities:
Increase in inventory	(12,653)	(9,440)	(25,925)
Increase (decrease) in accounts payable	9,712	(6,674)	12,243
Increase accrued interest - related party	6,912	1,337	8,249
Total Adjustments	25,036	266,725	297,842

Net Cash Used In Operating Activities	(101,274)	(62,180)	(183,232)

Cash Flows from Investing Activities
Payments for website development	-	-	(5,735)
Payments for indefinite-life intangible assets	(1,651)	(750)	(2,401)
Net Cash Used in Investing Activities	(1,651)	(750)	(8,136)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	1,000
Shareholder Contributions	-	10,511	42,441
Net Advances from shareholders	108,369	49,200	157,569

Net Cash Provided by Financing Activities	108,369	59,711	201,010

Net Increase (Decrease) in Cash	5,444	(3,219)	9,642
Cash at Beginning of Period	4,198	7,417	-
Cash at End of Period	$ 9,642	$ 4,198	$ 9,642

The accompanying notes are an integral part of these financial statements.

F-6-

UPLIFT NUTRITION, INC.

[A Development Stage Company]

 STATEMENTS OF CASH FLOWS [Continued]

Supplemental Disclosures of Cash Flow Information			Period
From March 7, 2005
	For the Years Ended		(date of inception)
Through
	December 31,	December 31,	December 31,
	2007	2006	2007

Cash paid during the period for
Interest	$ 6,345	$ -	$ 6,345
Income Taxes	$ -	$ -	$ -

Supplemental Disclosures of Non-Cash Investing and Financing Activities

In November 2007, the  company issued 50,000 common shares for services valued at $20,000.

During 2006,  the company issued 2,841,944 common shares in a stock offering transaction for accounts payable of $370.

The accompanying notes are an integral part of these financial statements.

F-7-

Note 1 – Summary of Significant Accounting Policies

Business and Basis of Presentation

Uplift Nutrition, Inc. (“the Company”), a Nevada corporation and is engaged in the business of manufacturing and distributing a nutritional supplement drink mix. The Company’s operations are based in Salt Lake City, Utah. The Company has not generated significant revenue from planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

On June 2, 2006, the Company completed an acquisition with Nu Mineral Health, LLC (“NMH”), a Wyoming limited liability company organized on March 7, 2005 and engaged in the nutritional supplement and nutrition business. The acquisition was affected by the Company issuing 20,000,000 common stock shares to acquire all of the membership interests, accompanying assets and intellectual property of NMH, The merger was accounted for as a recapitalization of NMH. The accompanying financial statements reflect the operation of NMH, for all periods presented and the equity has been restated to reflect the 20,000,000 common stock shares issued in the recapitalization as though the common stock shares had been issued at the inception of NMH. The results of operations from June 2, 2006 of Uplift Nutrition, Inc. have been included in the accompanying financial statements.

Company’s Equity Ownership

During 2006, Uplift Holdings, LLC acquired 18,000,000 common shares of the Company from the former members of NMH making Uplift Holdings, LLC a 74% owner of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventory

Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

Website Costs

The Company has adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs."  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset.

Intangible Assets

Intangible assets consist of indefinite-life intangible assets which include trademarks.  The Company accounts for indefinite-life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly tests these assets at least annually for impairment.

Note 1 – Summary of significant Accounting Policies [Continued]

Revenue Recognition

The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered  to the customer, the right of return has expired, the price and terms are finalized, and collection of resulting receivable is reasonably assured.  Products are shipped FOB shipping point at which time title passes to the customer.

Advertising Cost

Cost incurred in connection with advertising of the Company’s products are expensed as incurred.  Such costs amounted to $17,972 and $3,821 for the years ended December 31, 2007 and 2006, respectively.

Research and Development Cost

The Company expenses research and development costs for the development of new products as incurred. Included in other general and administrative expense for the years ended December 31, 2007 and 2006 were $1,047 and $2,545, respectively, in research and development costs..

Income Taxes

Prior to June 2, 2006, in lieu of corporate income taxes, the members of NMH were taxed on or allocated their proportionate share of the Company’s taxable income/loss.  Therefore, no deferred tax assets or liabilities, income tax payable or current and deferred tax expense or benefit for federal income taxes have been included in the financial statements for the period prior to June 2, 2006. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes.

Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings Per Share.”  Basic earnings/loss per common share are based on the weighted average number of common shares outstanding during each period.  Diluted earnings per common share are based on weighted average number of common shares outstanding during the period plus potentially dilutive common shares from common stock equivalents. The Company has no common stock equivalents for all periods presented.

Fair Value of Financial Instruments

The fair value of shareholder loans are determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values due to their short-term maturities.

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Note 2 – Going Concern

The Company has incurred losses since its inception. The Company has negative working capital and negative cash flows from operating activities.  The Company has generated only minimal revenues and just recently commenced operations.   These factors create substantial doubt about the Company’s ability to continue as a going concern.   The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to obtain additional equity or debt financing, to locate and utilize effective marketing and/or distribution methods, increase sales for its product and ultimately to attain profitable operations.

Note 3 – Related Party Transactions

An officer/director has advanced a total of $7,500 net of repayments to the Company at December 31, 2007. The advances accrue interest at an annual rate of 8% and are payable on demand and are unsecured. During the years ended December 31, 2007 and 2006, the Company recorded interest expense of $55 and $0, respectively.

Uplift Holdings, LLC., a majority shareholder has advanced a total of $156,414 to the Company at December 31, 2007. The advances accrue interest at an annual rate of 8% and are payable on demand and are unsecured. During the years ended December 31, 2007 and 2006, the Company recorded interest expense of $6,911 and $1,337, respectively and made interest payments of $6,345 and $0, respectively.

During August 2007, the Company donated $1,069 to a charity in which an officer / director of the Company is on the governing board of the charity.

Note 4 – Inventory

Inventory consists of the following at December 31, 2007

Raw materials and supplies	$ 9,851
Finished goods	16,074

Total inventory	$ 25,925

Note 5 – Website Development Costs

Website development costs consisted of the following at December 31, 2007

	Useful Life
Website development costs	3 years	$ 3,195
Less accumulated amortization		(2,485)
Net website development costs		$ 710

Depreciation expense amounted to $1,065 and $1,488 for the years ended December 31, 2007 and 2006, respectively.  During 2006, the Company disposed of a website with a $2,540 cost and $776 in accumulated depreciation and recorded a $1,764 loss on disposal.

Note 6 – Intangible Assets

Indefinite-life intangible assets consist of Trademark application costs totaling $2,401 relating to nutritional supplements sold under the Active Uplift™ label.

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At December 31, 2007 and 2006, respectively, the total of all deferred tax assets were $80,493 and $54,068 and the total of the deferred tax liabilities were $456 and $144.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets and significant changes in the ownership of the Company, the Company has established a valuation allowance of $79,261 and $53,924, respectively, as of December 31, 2007 and 2006.  The change in the valuation allowance was $26,113 and $53,924 for the years ended December 31, 2007 and 2006, respectively.

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2007 and 2006 consist of the following:

	2007	2006
Current income tax expense (benefit)	$ -	$ -
Federal	-	-
State	-	-
Current tax expense (benefit)	$ -	$ -

Deferred tax expense (benefit) arising from:
Net operating loss	$(25,540)	$ (247)
Stock compensation	-	(53,563)
Other assets	(885)	(258)
Tax Book Difference in Intangible assets	312	144
Less valuation allowance	26,113	53,924
Deferred tax expense (benefit)	$ -	$ -

Deferred income tax expense/(benefit) results primarily from temporary timing differences between tax and financial statement income.

The Company has available at December 31, 2007 net operating loss carryforwards of approximately $133,960 which may be applied against future taxable income and which expire in 2027.

Note 7 – Income Taxes (Continued)

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at December 31,

	2007	2006
Stock Compensation	$ 53,563	$ 53,563
Other assets	25,787	505
Tax Book Difference in Intangible assets	(456)	(144)
Less valuation allowance	(80,036)	(53,924)
Net deferred tax assets	$ -	$ -

A reconciliation of income tax expense at the statutory rates to income tax expense at the company’s effective rate is as follows for the years ended December 31,

	2007	2006
Computed tax at the expected statutory rate (15%)	$ (18,946)	$ (49,336)
State income taxes, net of federal benefit (4.25%)	(5,368)	(13,978)
Non-deductible expenses	198	9,390
Other	(1,997)	-
Valuation Allowance	26,113	53,924
Income tax expense	$ -	$ -

Note 8 – Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31,

	2007	2006
Net loss	$ (104,833)	$ (328,905)
Weighted average number of common shares outstanding used in basic and diluted loss per share	24,172,560	21,915,663

For the year ended December 31, 2007 and 2006, the Company had no potentially dilutive common stock equivalents issued.

Note 9 – Stockholders’ Equity

As of December 31, 2007, the Company had 24,216,944 is common shares issued and outstanding and an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc.

Common Stock Issuances – During 2007, the Company issued 50,000 for services valued at $20,000 or $0.40 per share.

During 2006, the Company issued 1,325,000 for services valued at $278,250 or $0.21 per share, of which 1,025,000 shares were issued to officers/directors of the Company.

Member’s Contribution – Prior to NHM being acquired by Uplift Nutrition, Inc. the members contributed $10,511 and $31,930 during 2006 and 2005, respectively.

Note 10 – Commitments and Contingencies

Additional Unrecorded Common Stock Certificates – As a result of shareholders holding stock certificates that did not appear on the Company’s current shareholder list, the Company issued 188 common shares, which have been included in the 2,841,944 shares accounted for as issued in the stock offering transaction. While the Company has no reason to believe that any additional unrecorded certificates exist, the Company believes it is in the best interest of the shareholders to disclose the possible commitment.  Should any additional unrecorded shares be turned in, the Company will perform the necessary procedures to validate the new shareholder’s claim prior to issuing the shares.

Note 11 – Recently Enacted Accounting Standards

During 2007, the FASB amended SFAS No. 141, “Accounting for Business Combinations”, which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transactions.  Management does not believe SFAS No. 141(R) will  have a material effect on any future business acquisitions.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

Note 11 – Recently Enacted Accounting Standards (Continued)

During 2007, the FASB issued SFAS No. 160, “Non-Controlling Interest in Consolidated Financial Statements”, which requires entities to report non-controlling minority interests in subsidiaries in the same way, and eliminates diversity in accounting for transactions between an entity and non-controlling interests”  Management is evaluating the impact SFAS No. 160 will have on future financial statements.

Note 12 – Subsequent Events

During 2008, a stockholder advanced an additional $15,000. The advances accrue interest at an annual rate of 8%, are unsecured and are payable on demand.

During 2008, the Company made payments totaling $1,000 against stockholder advances.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 18, 2008, we dismissed our former auditor, Michael J. Larsen, PC, and replaced Michael J. Larsen, PC, with Mundsen & Associates, LLC, of Bountiful, Utah.  On March 20, 2008, we filed Form 8-K on Edgar reporting this event and attaching a letter from Mr. Larsen of Michael J. Larsen, PC.  On March 24, 2008, we received a comment letter from the Commission relative to this Form 8-K filing.  We will soon be responding to that comment letter and filing an amended Form 8-K.

ITEM 8A.  CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of financial statements.

All internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls.  Therefore, even effective internal control over financial reporting can provide only reasonable, and not absolute, assurance with respect to financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness of internal controls over financial reporting may vary over time. Because of its inherent limitations, internal control over financial reporting may also fail to prevent or detect misstatements.  Therefore, even those systems determined to be effective can often provide only reasonable assurance of achieving their control objectives.

We have no “in-house” accounting personnel and must pay outside accountants to prepare financial records.  We also do not have an independent board or an audit committee.  We do not have paid personnel who work in inventory.  Accordingly, due to our current size and our lack of paid personnel at the present time, there is risk that we may not be able to create and maintain an effective control environment.  Having said this, and given that we are a start-up business and have only commenced significant sales of our product since the end of December 2007, or for some-three months, our management, including our chief executive officer and chief financial officer, nonetheless assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation and given our current limitations as a start-up company and the other, general or inherent limitations identified above, our management concluded that, as of December 31, 2007, we determined that, at the present time, our internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

Due to our current size and our being in the development or start-up stage with a current lack of paid personnel, there is an obvious lack of segregation of duties, which would be considered a material weakness.  Having said this, we are nonetheless committed to continuously improving our internal control over financial reporting, in order that we fully satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.

If we are unable to conclude that our internal control over financial reporting is effective at such time as we are required to attest to them, our ability to obtain financing, etc., on favorable terms, if needed in the future, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities.

ITEM 8B.  OTHER INFORMATION.

None; not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors.

Our current directors, officers and “control persons” are as follows:

Name	Age	Position
Gary C. Lewis	59	President, Chief Executive Officer, Director (Chairman of the Board), Chief Financial Officer
Mary E. Ross	46	Vice President and Director
Jessica Stone Rampton	37	Secretary/Treasurer, Chief Science Officer and Director
Edward H. Hall, Sr.	59	Indirect majority stockholder

GARY C. LEWIS, Chairman of the Board, President, CEO and Chief Financial Officer.  Mr. Lewis has more than 15 years of experience in the organization of public and private corporations.  During the last ten (10) years, Mr. Lewis has been a director and the managing consultant of HER Consulting Company, Inc., a Utah-based company specializing in assisting start-up companies with their initial organization, funding and direction.  During the last five years, Mr. Lewis has also owned and operated his own light commercial and new home building construction business called PC Construction, Inc.  This company also does residential remodeling.  Since 1999, Mr. Lewis founded and has since that time acted as Managing Trustee of The Children and the Earth, Inc., a 501(c)(3) nonprofit charity dedicated to helping at risk and underprivileged children. Between 1983 and 1987, Mr. Lewis served on the board of directors and as president of a publicly held oil and gas exploration company known as Arabic Oil.  This company later went into the medical business and became known as Omega Technologies, Inc.  Mr. Lewis’s past experience also includes many years of management and marketing experience for companies in the minerals exploration, high tech development, residential and commercial construction, and steel fabrication fields.  In 1970, Mr. Lewis received an A.A. or Associates degree from Weber State College located in Ogden, Utah.  Mr. Lewis also served as the president and chairman of the board of Bionovo, Inc. (NasdaqCM:BNVI), a “fully reporting” company, when it was known as Lighten Up Enterprises International, Inc., a nutritional cookbook development and marketing company.  As a result of his involvement with Lighten Up Enterprises, Mr. Lewis brings significant knowledge, experience and background related to the health food and nutrition industry to the Company.

JESSICA STONE RAMPTON, Director, Chief Science Officer and Secretary/Treasurer.  Ms. Rampton currently works as the office manager of her husband’s company, Rampton Photography, a photography business located in Syracuse, Utah.  From 2005 until 2006, Ms. Rampton and her husband formed Nu Mineral Health, LLC, the company whose assets we purchased in June 2006.  From 1999 through 2004, Ms. Rampton was employed as an Associate Scientist in the Department of Molecular Oncology with Ligand Pharmaceuticals in San Diego, California.  While there, among other things, she developed cell biology, molecular biology and immunohistochemistry protocols.  She also ran the company’s histology lab.  After graduating cum laude from the University of Washington in Seattle, WA, with a Bachelor of Science degree in cell and molecular biology in 1998 and until 1999, she was employed as a Research Assistant with the Department of Biochemistry and Radiology, University of Washington.  In 1996, Ms. Rampton became a member of the Association of Women in Science.  Ms. Rampton, in her present position with the Company, will oversee new product research and development, product improvements, and market research.  She has substantial experience in molecular biology, biochemistry, cell biology and drug discovery.  She has also published articles involving cancer research.  Her strengths include research, critical analysis, communication and the ability to independently design, execute and analyze experiments while working cohesively within a team environment.  In 2005, Ms. Rampton had the vision of making nutrition easier to obtain and more effective and therefore, she and her husband formed Nu Mineral Health.  We believe that she brings a great deal of knowledge and expertise to the Company.

MARY E. ROSS, Director and Secretary/Treasurer.  Since 1976, Ms. Ross has been employed full time by Equitable Life & Casualty Insurance Company (“Equitable”) in Salt Lake City, Utah.  Ms. Ross is currently the senior editor of Equitable’s monthly news magazine and also its director of Community Public Relations.  Ms. Ross also owns Lighten Up Enterprises, LLC, a private company through which she markets and publishes low fat gourmet cookbooks.  She is a health nutrition and fitness consultant and speaks on those topics frequently.  In 1990, Ms. Ross earned a Bachelor of Arts Degree in Marketing and Communications from Westminster College, Salt Lake City, Utah.  Ms. Ross is the author of two books, Lighten Up: The Art of Low Fat Gourmet Cooking and Lighten Up: The Art of Low Fat Gourmet Cooking II .  Ms. Ross, in addition to being an author, is a television cooking host known as "The Low Fat Gourmet Chef," on KSL Television, an NBC affiliate station.  She currently appears on Channel 5's Studio 5 on a requested basis and previously had a weekly cooking segment on Channel 5’s Noon News Program for 9 years.  Ms. Ross has also acted as a health/nutrition consultant, fitness speaker, and cooking instructor at local community colleges and centers in the Salt Lake area since 1992.  She has been a teacher for 15 years.  Ms. Ross served as a director and officer of Bionovo, Inc. (NasdaqCM:BNVI), a “fully reporting” company, when it was known as Lighten Up Enterprises International, Inc., a nutritional cookbook development and marketing company.  As a result of her involvement with Lighten Up Enterprises, not to mention low fat cooking, Ms. Ross brings significant knowledge, experience and background related to the health food and nutrition industry to the Company.

EDWARD H. HALL, SR., is the manager of and the only member of UPLIFT HOLDINGS, LLC, (“Uplift Holdings”), a Nevada limited liability company formed in 2006 for the purpose of financing us and also, owning and holding shares of Uplift Nutrition.  Mr. Hall is a resident of Salt Lake City, Utah.  He is currently in the insurance business and has been for some-30 years.  Mr. Hall owns an insurance agency in Salt Lake City known as The Edward Hall Agency and which also goes by the dba “EHA Marketing.”  Uplift Holdings acquired its 18 million restricted shares of the Company from the Ramptons, namely, the former owners of Nu Mineral Health, on or about June 30, 2006, for $17,000 in cash.  Mr. Hall, through funding to be provided by Uplift Holdings, is willing to finance our business plan and plan of operation for at least the next three (3) years, provided that during that period our business plan has every potential or prospect for success.  This agreement is not in writing but we consider it to be a legal commitment on Mr. Hall’s part, as does he, a commitment upon which our shareholders can rely.  The agreement to provide financing as needed by us is not in writing because we believe we would then have to provide Uplift Holdings with more shares in the future.  For the time being, we and Mr. Hall believe that Uplift Holdings owns and holds enough of our shares.  Mr. Hall has never been an officer of or served on the board of directors of any reporting public company.  In addition to shares of our Company that Mr. Hall owns indirectly through Uplift Holdings, Mr. Hall also owns or controls 80,000 additional common shares that were acquired or obtained through open market purchases.  Because of Mr. Hall’s control of Uplift Holdings, we consider these shares “control” shares.

None of our officers or directors intends to devote his or her full time to the management of the Company.  Since all three individuals have full-time jobs, each estimates that they will devote between 1% and 10% of their time to the Company and its affairs.  As set forth in risk factor no. 9 above, the Company believes that this may be as many as 5 to 10 hours per week on the part of each officer and director.  Obviously, much of this will depend on how the Company’s business and sales unfold.  Ms. Rampton and Ms. Ross’s efforts will concentrate on product development.  Mr. Lewis’s efforts will concentrate on the business end of the Company such as marketing and sales.  All three will be directly involved and give their input into the periodic reports we will be filing with the Commission.

None of our officers and directors, not to mention our majority shareholder, has been involved, directly or indirectly, in any bankruptcy or insolvency proceeding of any kind.  None is currently involved in any litigation nor has any been involved in any litigation that would have a bearing on any such person's fitness or other ability to act and serve as a director or officer of the Company.

We deny that any person other than our officers or directors or our major shareholder identified above "controls", or has the power to "control," us as contemplated in the "control person" provisions of both state and federal securities laws and as the word "control" is further defined in Rule 405. We may engage consultants or advertising experts in the future but to the extent we do, such persons will likely NOT have an ability to "control" us or our decisions, either directly or indirectly. Further, if we enter into any consulting agreement with any consultant or expert, including an "endorser" of our product, such agreement will provide that to the extent the consultant ever acquires a direct or indirect interest of 5% or more of our issued and outstanding securities, the consultant or endorser will so notify us and otherwise undertake whatever reporting obligation is required of him or her.

Board Meetings and Committees

Since the current Board of Directors became new board members of the Company on April 5, 2006, the new Board has met and also conversed on the phone and in person on several occasions. These members of the Board of Directors attended or were present at all meetings held; all were well aware of and consented in writing to the formation of our then-Nevada subsidiary during April 2006; all were aware of and consented, in writing, to the May 2006, Plan and Agreement of Merger by and between Comanche Oil & Gas Corporation, a Utah corporation, and Uplift Nutrition, Inc., a Nevada corporation, its subsidiary and the survivor in the change of domicile transaction; all were well aware of and consented in writing to the execution, by us, of the June 2, 2006, acquisition agreement with the Ramptons; and, most importantly, all approved of, consented to and signed the requisite corporate documents necessary to carry out these corporate actions.  Actions taken by the Board since April 5, 2006, have generally been implemented by written consent. After the April 5, 2006, board meeting, the new directors appointed and elected themselves as officers of the Company as elsewhere disclosed herein. The current Board of Directors has established no committees at present.  During the 2007 fiscal year and through the present, we have conducted nearly all of our Board Meetings by telephone conference call.  Some of these Board Meetings have been formalized into written minutes and some have simply been advisory in nature.

As set forth in our Nevada Articles of Incorporation and Bylaws, copies of which are attached to our Form 10-SB registration statement as Exs. 3.1(iii) and 3.2, respectively, all directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Though we have not compensated any director for his or her service on the board of directors or any committee, directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board of directors and any committee of the board of directors. Due to our current lack of capital resources, our current directors will likely defer his, her or their expenses and any compensation due and owing them, if any, until such time as we can generate retained earnings from the sale of Active UpLift™. As of the date of this document, our officers and directors have NOT accrued any expenses in their capacities as officers and directors other than their time. As further set forth in our Articles and Bylaws, officers are appointed annually by the Board of Directors and each executive officer serves at the discretion or will of the Board of Directors. We currently have no standing committees and presently have no reason that we are aware of to create any.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent (10%) of the issuer's common stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the

NASD. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. These requirements commenced when the Company's Form 10-SB registration statement became effective. Therefore, as of the date of this Annual Report on Form 10-KSB, these persons have been subject to the requirements of Section 16(a). Uplift Nutrition has informed these individuals, including our majority shareholder, of their obligations under Section 16(a) and all are otherwise aware of them. Further, the Company has set up a procedure whereby periodically it will (i) notify these persons or other future directors, officers, affiliates or "control persons" of their Section 16(a) obligations; (ii) review the copies of Forms 3, 4, and 5 that these persons will need to file with the Commission; (iii) request written representations from them that no other filings or disclosures were required or necessary; and (iv) make a determination that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during the fiscal year.

Director and Officer Liability Limitations.

Our Articles of Incorporation and Bylaws, both of which were exhibits to our original registration statement on Form 10-SB, limit the personal liability of directors, officers and our shareholders to the full extent allowed by Nevada law. This is a risk factor that an investor or potential investor should consider because it means that a disgruntled or injured investor's remedies may not be as significant or meaningful as might otherwise be the case in the absence of these statutory and common law protections.

ITEM 10. EXECUTIVE COMPENSATION.

In October 2006, 1,025,000 “restricted” shares were issued to two of our officers and directors at a value of $0.21 per share.  An appropriate charge for this stock issuance was taken on our 2006 financial statements.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Gary C. Lewis President, CEO, CFO and Director	12/31/2007 12/31/2006 12/31/2005	0 0 0	0 0 0	0 210,000 0	0 0 0	0 0 0	0 0 0	0 0 0	0 210,000 0
Mary Ross, Vice Pres. and Director	12/31/2007 12/31/2006 12/31/2005	0 0 0	0 0 0	0 5,250 0	0 0 0	0 0 0	0 0 0	0 0 0	0 5,250 0
Jessica Stone Rampton, Sec/Treas. CSO, director	12/31/2007 12/31/2006 12/31/2005	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

We have NOT adopted a bonus, stock option, profit sharing, or deferred compensation plan of any sort for the benefit of our employees, officers or directors. This, however, does not mean that we will not do so in the future. Further, we have not entered into an employment agreement of any kind with any of our directors or officers or any other persons and no such agreements are anticipated in the immediate or near future.  We do have a non-compete and non-disclosure agreement with our director and officer, Jessica Stone Rampton, in part because she was involved in the creation of the company and assets that we purchased in June 2006.  See Exhibit 10.1 to our Form 10-SB registration statement.

Absence of Management Employment and Other Compensation Agreements

We do not at this time pay any of our officers any salary. We do not provide any other benefits to our officers. We do not have any written agreements with any of our officers and directors other than Ms. Jessica Rampton who, because she and her husband sold us certain assets we now have, would otherwise have been in a position to potentially compete with us.  For this reason, Ms. Rampton and her husband have each executed a standard non-compete and non-disclosure agreement.  See Exhibit 10.1 to our Form 10-SB registration statement.

Each of our officers and directors may engage in other businesses, either individually or through partnerships, limited liability companies, or corporations in which they have an interest, hold an office or serve on boards of directors. All officers and directors have, or will have, other business interests to which they devote their time. Because each of our officers have other full-time employment, each will probably devote no more than between 1% and 10% of their time to us and our affairs. We believe that this will amount to approximately 5 to 10 hours per week depending upon what is going on with our business and affairs.

Other Key Advisors and Consultants

Uplift has access to several outside professional firms that can counsel us and provide important advice during our development stage. The terms of engagement of these firms will be determined from time to time as their services may be required.

In October of 2007, we retained, on a consulting basis, the services of Bruce Miller, a retired executive with Smiths Foods, to head up or oversee our marketing campaign. Since then, Mr. Miller has been the one responsible for placing our principal product, Active UpLift™, in over 200 stores throughout the west. We feel that this is a remarkable accomplishment in such a short period of time.  As a result, we also feel that Mr. Miller has become a very valuable asset in the overall plan to take us into profitability. Due to Mr. Miller’s significant marketing efforts and results, in November 2007, we issued Mr. Miller 50,000 shares of “restricted” stock, stock that our Board of Directors valued at $0.40 per share.  We have thus taken a charge in this amount on our financial statements for the year ended December 31, 2007.

Remuneration of Members of the Board of Directors

Our current officers and directors do NOT receive any compensation, but may receive compensation for their services to be determined in the future. As stated above, all directors are entitled reimbursement for out-of-pocket expenses incurred by them in behalf, or for the direct benefit, of the Company.

Absence of Key Man Life Insurance

Uplift does not own life insurance covering the death of any officer, director or key employee. Based on our lack of capital and the existence of other, capital-driven priorities, it is highly doubtful that we would spend money towards key man life insurance, even if we had sufficient cash on hand for this purpose, which we currently lack.

Indemnification of Our Officers and Directors

Nevada corporate law in general and applicable provisions of our existing Bylaws, authorize us to indemnify any director, officer, agent and/or employee against certain liabilities and to the full extent allowed under Nevada law. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. Indemnifying and/or insuring officers and directors from the increasing liabilities and risks to which such individuals are exposed as a result of their corporate acts and omissions could result in substantial expenditures by Uplift, while preventing or barring any recovery from such individuals for the possible losses incurred by the Company as a result of their actions. Even assuming that we could afford it, we have no plans to obtain any officer or director (D&O) liability insurance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, to the best of the Company's knowledge, as of the date of this document, with respect to each person known to be the owner of more than 5% of common capital stock of the Company, each director and officer, and all executive officers and directors of the Company as a group.  As of year end and the date of this document, there are 24,216,944 shares issued and outstanding.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially* Owned	Percent of Ownership of Common Stock Outstanding
Gary C. Lewis (1) 4423 South 1800 West Roy, Utah 84067	1,000,000 (2)	4%

Mary E. Ross (3) 2029 East Bengal Hills Cove Salt Lake City, Utah 84121	25,000	0.1%

Jessica Stone Rampton (4) 2403 West 1700 South Syracuse, Utah 84075	1,965,000 (5)	8%

Uplift Holdings, LLC (6) 252 West Cottage Avenue Sandy, Utah 84070	18,080,000	74.65%

Directors, officer and 5% or more holders as a group (4 persons only)	21,070,000	87%

-------------------------------

*       Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and generally includes voting or investment power with respect to securities.  Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are also deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.  Nonetheless, the Company has no outstanding stock options, warrants or compensation plans of any kind.

(1) GARY C. LEWIS, Chairman of the Board, President, CEO and Chief Financial Officer, has been an officer and director of us since April 5, 2006.  For more information about Mr. Lewis and his background, reference is made to Item 9 above.

(2) This figure represents shares held by, or in the name of, a corporation owned by Mr. Lewis and his wife named HER Consulting, Inc., a Utah corporation.  Mr. Lewis and his wife, Pam, are the indirect or beneficial owners of these shares.

(3) MARY ROSS, Vice President and a Director, has been an officer and director of us since April 5, 2006.  For more information about Ms. Ross and her background, reference is made to Item 9 above.  Mary Ross’s shares are held in her own name.

(4) JESSICA RAMPTION, Secretary/Treasurer, Chief Science Officer, and a Director, has served as an officer and director of the  Company since April 5, 2006.  For more information about Mrs. Rampton and her background, reference is made to Item 9 above.

(5) This figure represents shares acquired by the Ramptons during June 2006 pursuant to our acquisition agreement with them.  Of the 20 million “restricted” shares the Ramptons originally acquired from the Company under such agreement, these 1,965,000 shares were retained for their own account and not conveyed or transferred to Uplift Holdings or anyone else.  These shares are held by, or in the name of, a limited liability company owned by the Ramptons called Rampton Investments, LLC.  Ms. Rampton and her husband, Ryan, being the sole members of Rampton Investments, are the indirect or beneficial owners of these shares.

(6) UPLIFT HOLDINGS, LLC, (“Uplift Holdings”) is a Nevada limited liability company formed in 2006 for the purpose of financing us in a limited fashion and also, owning and holding shares of Uplift Nutrition.  Its only member and the person who owns 100% of its outstanding membership interests is Mr. Edward H. Hall, Sr., a resident of Salt Lake City, Utah.  Mr. Hall is and has been in the insurance business for some-30 years and owns an insurance agency in Salt Lake City called The Edward Hall Agency.  Mr. Hall is thus an indirect owner of these Uplift shares held by Uplift Holdings.  For more information concerning Mr. Hall, reference is made to Item 9 above.  Mr. Hall also owns or controls, but not through Uplift Holdings, an additional 80,000 shares that he obtained or acquired in 2007 through open market purchases.  Accordingly, the figure above of 18,080,000 shares includes the 80,000 shares that Mr. Hall acquired in open market purchases and reported to the Commission on his initial Form 3.  Since Mr. Hall is indirectly a “control person” of us, these additional 80,000 shares are considered “control” shares and, as we believe is required of us, we have aggregated them, for illustration purposes, in the chart above with Uplift Holdings’ 18,000,000 shares.

None of the foregoing persons hold any shares of the Company pursuant to any voting trust or similar agreement.

There are no arrangements with anyone which may result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Except for the acquisition of Nu Mineral Health and its assets pursuant to the June 2, 2006, acquisition agreement with the Ramptons ("Acquisition Agreement") (see Ex. 10.1 to our Form 10-SB), an agreement in which one of our current officers and directors, namely, Ms. Rampton, was an interested party, and with the additional exception of the 1,025,000 “restricted” shares we issued in 2006 to Mr. Lewis and Ms. Ross for past and future services rendered (see ITEM 10 above titled EXECUTIVE COMPENSATION) and the advances from Uplift Holdings and an officer, there have been no other transactions between us and any director or officer or any member of any such person’s immediate family.  Nor have we had any transactions with our majority shareholder, Uplift Holdings, LLC.  That is to say, the Acquisition Agreement with the Ramptons is the ONLY transaction involving us that has NOT been "at arm's length." The terms of the Acquisition Agreement were deemed fair and reasonable in the judgment of our three-person Board of Directors on the basis of the Ramptons’ actual cost basis in the properties and rights conveyed and assigned under the Acquisition Agreement, a right and power that Boards of Directors have under Nevada law. The Board of Directors also believed on June 2, 2006, that the Acquisition Agreement terms given to and negotiated with the Ramptons were just as fair as they would have been to any interested but unrelated third party. This decision is again within the discretion of a corporate board under Nevada law.

As disclosed elsewhere above, our majority stockholder, Uplift Holdings, LLC (“Uplift Holdings”) has agreed to fund us as necessary to implement and carry out our Plan of Operation above. While we accrue interest on these advances at 8% per annum, these advances do NOT presently require that we pay interest payments.  At the same time, even though there is no written agreement in this regard between us and Uplift Holdings, both we and it consider its agreement to advance us money as a legal obligation. If at such time as we would become profitable, if we ever do, we would consider paying Uplift Holdings interest on its advances but only if doing so would have no material impact on our capital resources and liquidity. Having said this, if we became profitable, we plan on spending any earnings on continued advertising campaigns as opposed to spending such money on the payment of interest. Because of Uplift Holdings’ substantial stock ownership interest in us, spending earnings on advertising as opposed to using earnings to pay Uplift Holdings interest would be in its best interest as well.

Like any other corporate officer or director, each director and officer is subject to the doctrine of usurpation of corporate opportunities only insofar as it applies to business transactions in which we have indicated an interest, either through our proposed business plan or by way of an express statement of interest contained in our minutes. If any director or officer is presented in the future with a business opportunity that may conflict with business interests identified by us, such an opportunity must be promptly disclosed to the Board of Directors and otherwise made known to us. In the event that the Board rejects an opportunity so presented, and only in that event, can one of our officers or directors avail himself or herself of such opportunity. In spite of these eventualities, every effort will be made to resolve any conflicts that may arise in favor of us and our stockholders. There can be no assurance, however, that these efforts will be successful. As a Nevada corporation, we are obligated, among other things, to comply with the provisions of Nevada law, NRS 78.140 titled "Restrictions on transactions involving interested directors or officers; compensation of directors." We are not aware of any such conflicts of interest at this time and to be more specific, we are not aware of any opportunity whatsoever that we would reject and that an officer or director or even Uplift Holdings would likely engage in or take advantage of.

We are not aware of any additional disclosures that we must make in conformity with Item 404 of Regulation S-B.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following Exhibits are filed as a part of this Annual Report on Form 10-KSB :

Exhibit Number	Description
31	Sarbanes-Oxley Section 302 Certifications
32	Sarbanes-Oxley Section 906 Certification

* Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to the foregoing Exhibits.

The following Exhibits are incorporated by reference as a part of this Annual Report on Form 10-KSB:

3.1  Articles of Incorporation, which were filed as an exhibit to our November 2, 2007, Form 10-SB registration statement

3.2 Bylaws, which were filed as an exhibit to our November 2, 2007, Form 10-SB registration statement

In early December 2007, we issued a press release announced landing a sales agreement with a California grocery store chain, a significant accomplishment or achievement considering that we have been a start up business and have had no significant or meaningful sales before that event occurred.  This press release was followed up with a Form 8-K that attached such press release as an exhibit.

On March 20, 2008, we filed a Form 8-K announcing that we had changed auditors and that we replaced Michael J. Larsen, PC, with Munden & Associates, LLC, of Bountiful, Utah.  This change in auditors was not the result of any disagreement with Michael J. Larsen, PC.

On March 21, 2008, we issued a second press release announcing our obtaining of an OTC Bulletin Board symbol, UPNT.OB, our having established retail relationships with Ralphs, Albertsons and Harmons grocery store chains, and our plans to sponsor the Salt Lake City Marathon race in April of this year.  This press release was followed up with a second Form 8-K attaching such press release as an exhibit.

Reference is made to our Form 8-K’s filed on Edgar.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered us by our principal accountants for the years ended December 31, 2007 and 2006 are set forth below.

	Year 2007	Year 2006
AUDIT FEES	$15,000	$11,024
AUDIT-RELATED FEES	-	-
TAX FEES	-	-
ALL OTHER FEES	-	-
TOTAL	$15,000	$11,024

Audit fees for our 2007 fiscal year ended December 31, 2007 and our 2006 fiscal year ended December 31, 2006 were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in the Quarterly Reports on Form 10-QSB, consents and other assistance required to complete the year-end audit of our financial statements.

Audit-Related Fees as of the years ended December 31, 2007 and 2006 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended December 31, 2007 and 2006 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended December 31, 2007 and 2006.

As we do not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c) (7)(i)(C) under Regulation S-X. Further, as we do not have a formal audit committee, we do not have, at this time, audit committee pre-approval policies and procedures.

SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, UPLIFT NUTRITION, INC., has duly caused this Annual Report on Form 10-KSB for its fiscal year ended December 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

UPLIFT NUTRITION, INC., Issuer

Date:	March 31, 2008	By:	/s/Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer