Form 10-Q
period 2008-03-31
Uplift Nutrition, Inc.
filed 2008-05-15
CIK 1390705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the first quarter ended March 31, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a

court.   Yes [   ]   No  [   ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 10, 2008
Common Capital Voting Stock, $0.001 par value per share	24,216,944 shares

FORWARD LOOKING STATEMENTS

Certain statements contained in this Report filed by Uplift Nutrition, Inc. ("Uplift," "Company," "us," or "we") constitute statements identified by words such as "will," "may," "expect," "believe," "anticipate," "intend," "could," "should," "estimate," "plan," and similar words or expressions, relate to or involve the current views of management with respect to future expectations, objectives and events and are subject to substantial risks, uncertainties and other factors beyond our control, all of which may cause actual results to be materially different from any such forward-looking statements. Such risks and uncertainties include those set forth in this document and others made by us in the future. Any forward- looking statements in this document and any subsequent document must be evaluated in light of these and other important risk factors. We do not intend to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2008

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

(UNAUDITED)

CONTENTS

PAGE

Balance Sheet, March 31, 2008 (unaudited) and December 31, 2007

4

Unaudited Statements of Operations, for the three months

ended March 31, 2008 and 2007 and for the period from

March 7, 2005 (date of inception) through March 31, 2008

5

Unaudited Statement of Stockholders’ Equity (Deficit)

6

Unaudited Statements of Cash Flows, for the three months ended

March 31, 2008 and 2007 and for the period from March 7, 2005

(date of inception) through March 31, 2008

7 - 8

Notes to Unaudited Financial Statements

     9 - 13

UPLIFT NUTRITION, INC.

[A Development Stage Company]

BALANCE SHEET

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current Assets
Cash	$ 2,120	$ 9,642
Accounts Receivable, net	20,140	10,195
Inventories	26,816	25,925
Prepaid Expenses	3,688	-
Total Current Assets	52,764	45,762

Website Development Costs, Net	444	710
Indefinite-Life Intangible Assets	2,401	2,401

Total Assets	$ 55,609	$ 48,873

LIABILITIES AND STOCKHOLDER’ DEFICIT
Current Liabilities
Accounts Payable	$ 14,040	$ 2,613
Accrued Interest Payable - Related Party	11,971	8,249
Deferred Revenue	19,980	10,195
Stockholder Advances	196,294	157,569
Total Current Liabilities	242,285	188,626

Commitments and Contingencies	-	-

Stockholders' Deficit
Common Stock; $0.001 Par Value, 100,000,000 Shares Authorized 24,216,944 Shares Issued and Outstanding at March 31, 2008 and December 31, 2007	24,217	24,217
Capital in Excess of Par Value	317,104	317,104
Deficit Accumulated During Development Stage	(527,997)	(481,074)
Total Stockholders' Deficit	(186,676)	(139,753)

Total Liabilities and Stockholders’ Deficit	$ 55,609	$ 48,873

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF  OPERATIONS

(UNAUDITED)

	For the Three Months Ended		Period from March 7, 2005 (date of inception) through
	March 31,		March 31,
	2008	2007	2008
Net Sales	$2,549	$-	$6,016
Cost of Goods Sold	2,335	-	10,011
Gross Profit	214	-	(3,995)

Operating Expenses
Marketing	11,741	-	52,621
Consulting		10,191	83,000
Other General and Administrative	31,589	-	159,039
Salaries and Wages	-	-	215,250

Total Operating Expenses	43,330	10 191	509 910

Loss From Operations	(43,116)	(10,191)	(513,905)

Other Expense
Loss on disposal of assets	-	-	(1,764)
Interest Expense- Related Party	(3 807)	(1,016)	(12,328)
Total Other Expense	(3 807)	(1,016)	(14,902)

Loss Before Income Taxes	(46,923)	(11,207)	(527,997)

Provision for Income Taxes	-	-	-

Net Loss	$(46,923)	$(11,207)	$(527,997)
Loss per common stock outstanding computed on net loss, basic and fully diluted	$(0.00)	$(0.00)	$(0.02)
Weighted – average number of shares outstanding – basic and fully diluted	24,216,944	24,166,944	22,433,804

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the period of inception (March 7, 2005) through  March 31, 2008

	Common Stock		Capital in Excess of Par	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Value	Stage	Equity (Deficit)
Inception, March 7, 2005		$ -	$ -	$ -	$ -
Common shares issued for cash
At $0.00005 per share, March 2005 on	20,000,000	20,000	(19,000)	-	1,000

Capital Contributions July
Through November 2005	-	-	31,930	-	31,930

Net loss for the period ended
December 31, 2005	-	-	-	(25,859)	(25,859)

Balance at December 31, 2005	20,000,000	20,000	12,930	(25,859)	7,071

Capital Contributions January
Through May 2005	-	-	10,511	-	10,511

Common Stock Issued in a
stock Offering Transaction, June 2006	2,841,944	2,842	(3,212)	-	(370)

Common shares issued for services
at $0.21 per share, October 2006	1,325,000	1,325	276,925	-	278,250

Net loss for the year ended
December 31, 2006	-	-	-	(328,905)	(328,905)

Balance at December 31, 2006	24,166,944	24,167	297,154	(354,764)	(33,443)

Common shares issued for
Services at $0.40 per share, November 2007	50,000	50	19,950	-	20,000

Net loss for the year ended December 31, 2007	-	-	-	(126,310)	(126,310)

Balance at December 31, 2007	24,216,944	24,217	317,104	(481,074)	(139,753)

Net Loss for the three months ended March 31, 2008	-	-	-	(46,923)	(46,923)

Balance at March 31, 2008	24,216,944	$ 24,217	$ 317,104	$ (527,997)	$ (186,676)

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the Period
			from Inception
	For the		on March 7, 2005
	Three Months Ended		Through
	March 31,		March 31,
	2008	2007	2008

Cash Flows from Operating Activities
Net Loss	$ (46,923)	$ (11,207)	$ (527,997)
Adjustments to reconcile net loss
to net cash used by operating activities
Amortization	266	266	3,261
Stock issued for services	-	-	298,250
Loss on disposal of website	-	-	1,764
Changes in assets and liabilities:
Increase in accounts receivable	(9,945)	-	(20,140)
Increase in inventory	(891)	-	(26,816)
Increase in prepaid expenses	(3,688)	-	(3,688)
Increase (decrease) in accounts payable	1,427	(2,801)	13,670
Increase in deferred revenue	9,785	-	19,980
Increase accrued interest - related party	3,722	1,016	11,971
Total Adjustments	676	(1,519)	298,518

Net Cash Used In Operating Activities	(46,247)	(12,726)	(229,479)

Cash Flows from Investing Activities
Payments for website development	-	-	(5,735)
Payments for indefinite-life intangible assets	-	(1,346)	(2,401)
Net Cash Used in Investing Activities	-	(1,346)	(8,136)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-		1,000
Shareholder Contributions	-	-	42,441
Net Advances from shareholders	38,725	10,000	196,294

Net Cash Provided by Financing Activities	38.725	10,000	239,735

Net Increase (Decrease) in Cash	(7,522)	(4,072)	2,120
Cash at Beginning of Period	9,642	4,198	-
Cash at End of Period	$ 2,120	$ 126	$ 2,120

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS [Continued]

(UNAUDITED)

Supplemental Disclosures of Cash Flow Information			For the Period
From March 7, 2005
	For the Three Months Ended		(Date of inception)
Through
	March 31,	March 31,	March 31
	2008	2007	2008

Cash paid during the period for
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Supplemental Disclosures of Non-Cash Investing and Financing Activities

The Company had no non-cash investing or  financing activities for the three months ended March 31, 2008 and 2007

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principle of the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  It is suggested that these financials statements be read in conjunction with the December 3, 2007 audited financial statements and notes thereto for Uplift Nutrition, Inc.  The results of operations for the periods ended March31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Business

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

Receivables

Accounts receivable consist of trade receivables arising in the normal course of business.  The Company established an allowance for doubtful accounts that reflects the Company’s best estimate of probable losses inherent in the accounts receivable balances.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available information.  The Company had no allowance for doubtful accounts at March 31, 2008 and December 31, 2007 and historical write offs for the periods presented were insignificant.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Summary of significant Accounting Policies [Continued]

Inventory

The Company records Inventory at the lower of cost or market, as determined on the first-in, first-out method.

Website Costs

The Company has adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs."  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset.

Intangible Assets

Intangible assets consist of trademarks that are indefinite-life intangible assets.  The Company accounts for indefinite-life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly tests these assets at least annually for impairment. As of March 31, 2008 and December 31, 2007 the is no impairment.

Revenue Recognition

The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the right of return has expired, the price and terms are finalized, and collection of resulting receivable is reasonably assured.  Products are shipped FOB shipping point at which time title passes to the customer.   At March 31, 2008 and December 31, 2007 the Company has recorded deferred revenue of $19,980 and $10,195, respectively.  Deferred revenue represents the gross sales of product shipments with an unrestricted right of return for which the Company has no historical returns experience and therefore is unable to reasonably estimate returns.

Advertising Cost

Cost incurred in connection with advertising of the Company’s products are expensed as incurred.  Such costs amounted to $11,741 and $0 for the three months ended March 31, 2008 and 2007, respectively.

Research and Development Cost

The Company expenses research and development costs for the development of new products as incurred. Included in other general and administrative expense for the the three months ended March 31, 2008 and 2007 were $1,003 and $197, respectively.

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

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Summary of significant Accounting Policies [Continued]

Fair Value of Financial Instruments

The fair value of stockherlder loans are determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values due to their short-term maturities.

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

Note 3 – Related Party Transactions

An officer/director has advanced a total of $6,685 net of repayments of $915 to the Company at March 31, 2008. The advances accrue interest at an annual rate of 8% and are payable on demand and are unsecured. During the three months ended March 31, 2008 and 2007, the Company recorded interest expense of $139 and $2, respectively.

Uplift Holdings, LLC., a majority stockholder has advanced a total of $189,609 to the Company net of $18,487 in repayments March 31, 2008. The advances accrue interest at an annual rate of 8% and are payable on demand and are unsecured. During the three months ended March 31, 2008 and 2007, the Company recorded interest expense of $995 and $3,494, respectively and made no interest payments.

Note 4 – Inventory

Inventory consists of the following at::

	March 31, 2008	December 31, 2007
Raw materials and supplies	$ 10,095	$ 9,851
Finished goods	16,721	16,074
Total inventory	$ 26,816	$ 25,925

 Included in Finished goods is $11,658 representing the cost of product shipped to customers for which the right of return has not expired and the Company cannot reliability estimate product returns.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 – Website Development Costs

     Website development costs consisted of the following at:

	Useful Life	March 31, 2008	December 31, 2007
Website development costs	3 years	$ 3,195	$ 3,195
Less accumulated amortization		(2,751)	(2,485)
Net website development costs		$ 444	$ 710

Amortization expense amounted to $266 for the three months ended March 31, 2008 and 2007.

Note 6 – Intangible Assets

Indefinite-life intangible assets consist of Trademark application costs totaling $2,401 relating to nutritional supplements sold under the Active Uplift™ label.

Note 7 – Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three months ended

March 31,

	2008	2007
Net loss	$ (46,923)	$ (11,207)
Weighted average number of common shares outstanding used in basic and diluted loss per share	24,216,944	24,216,944

For the year ended December 31, 2007 and 2006, the Company had no potentially dilutive common stock equivalents issued.

Note 8 – Stockholders’ Equity

The Company had 24,216,944 is common shares issued and outstanding at March 31, 2008 and December 31, 2007.  The Company has an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc.

Common Stock Issuances – During 2007, the Company issued 50,000 for services valued at $20,000 or $0.40 per share.

During 2006, the Company issued 1,325,000 for services valued at $278,250 or $0.21 per share, of which 1,025,000 shares were issued to an officer/director of the Company.

In June of 2006 the Company issued 2,841,944 shares of common stock in connection with recapitalization under a reverse merger transaction.

Member’s Contribution – Prior to NHM being acquired by Uplift Nutrition, Inc. the members contributed $10,511 and $32,930 during 2006 and 2005, respectively.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 8 – Stockholders’ Equity (Continued)

In March of 2005, the Company issued 20,000,000 in to acquire all of the membership interests, accompanying assets and intellectual property of NHM.

Note 9 – Commitments and Contingencies

Additional Unrecorded Common Stock Certificates – As a result of shareholders holding stock certificates that did not appear on the Company’s current shareholder list, the Company issued 188 common shares, which have been included in the 2,841,944 shares accounted for as issued in the June 2006 stock offering transaction. While the Company has no reason to believe that any additional unrecorded certificates exist, the Company believes it is in the best interest of the shareholders to disclose the possible commitment.  Should any additional unrecorded shares be turned in, the Company will perform the necessary procedures to validate the new shareholder’s claim prior to issuing the shares.

Note 10 – Recently Enacted Accounting Standards

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

Note 11 – Subsequent Event

During April of 2008, a stockholder advanced an additional $25,000. The advances accrue interest at an annual rate of 8%, are unsecured and are payable on demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

We are a start-up, internet-based eCommerce company that offers and sells a new and unique energy and health drink called Active UpLift®. Recently, our product has become featured in two (2) different flavors.  We also recently received notice from our intellectual property attorneys that our application with the U.S. Patent and Trademark Office for a trade name and trademark on the phrase “Active UpLift” has issued and is now registered.  This enables us to now put the small “r” with a circle around it next to the name of our product.

In addition to offering our product for sale on-line, our principal marketing strategy is to do what is necessary to get our new product carried in retail stores around the country.  In this regard, we have made substantial progress over the last 3 months.  As a result of our significant sales and marketing efforts, we no longer anticipate relying on the Internet for the majority of our business.

Our website is www.upliftnutrition.com and it is hosted by www.godaddy.com.  Since early 2006 when we acquired a Wyoming company called Nu Mineral Health, an acquisition which included acquiring their website, we have made substantial improvements to the original website and product, a product we now call Active UpLift® and on which we now have a registered trademark and trade name.  In fact, we have since developed a second Active UpLift® flavor.   Our new, Apple-Cinnamon flavor is not only great tasting cold but possibly tastes even better hot.  As set forth below, we have only recently begun featuring this newer flavor of Active UpLift® in local Harmons grocery stores.

The new and improved formula for our unique Active UpLift® product was only completed for sale to the public at the end of 2007.  As a result, we have had little opportunity to engage in specific advertising campaigns though we fully intend to.  Because our new Active UpLift® product was only suitable for offer and sale in interstate commerce, and on a retail basis, as recently as the end of last year, we were not able to generate significant revenue during 2007 and have only generated or realized nominal revenues from our operations during our first quarter of 2008.  In addition, the introduction of new products in the retail grocery industry requires sales terms with generous or unrestricted policies for product returns.  The Company has no historical returns experience for these new products as a basis for estimating an allowance for returns and as a result, must defer revenue recognition until the return period has expired in accordance with generally accepted accounting principles in the United States of America (GAAP).

During the 4th quarter of 2007, we had shipped 130 cases of Active UpLift® to a distribution center to be placed in 105 Ralphs grocery stores.  As of the end of our 1st quarter of 2008, we had shipped another 90 cases of Active UpLift® to a distribution center in Oklahoma to be placed in 90 Albertsons grocery stores throughout Colorado and Arizona and 11cases each of the two flavors to 11 Harmons grocery stores in the State of Utah.   Subsequent to the 1st quarter, we shipped another 74 cases to Albertsons grocery stores on a re-order basis.  If none of these products is sold in 180 days, the product can be returned by the retailer to us and the retailer’s account with us credited accordingly.  If all of this product is sold in the Ralphs stores, the Albertsons stores and the Harmons stores, we expect to generate total revenue of $27,010.  This figure includes the additional 74 cases shipped in the 2nd quarter of 2008.

During April 2008, we negotiated with and have been accepted to display our product in eight (8) Maverick’s convenience stores located in Northern Utah.  We soon expect to be shipping 10 cases of product for this purpose.

Since the end of our first quarter, we have received additional re-purchase orders from the Albertsons grocery store chain, orders totaling 90 cases of raspberry-lemonade flavored Active UpLift®.

Each of the foregoing store placements requires a certain amount of money to be spent on advertising.  Accordingly, we have started in-store tasting and educational demonstrations in Utah and have scheduled these same demonstrations to start in all the other locations within the next 60 days. We are also scheduled to be major sponsors in local and regional sporting events such as runs conventions and other events that are heavily attended.  For example, during the third weekend of April 2008, we acted as a sponsor of the Salt Lake City Marathon in which we gave away a substantial amount of our product and otherwise showcased it in a booth set up for that purpose.  We believe that our product was well received.  We hope to follow these strategies with an aggressive marketing campaign that will include written advertisements in publications, health magazines and in-store advertising.  What we anticipate budgeting for all of 2008 is detailed in our Annual Report on Form 10-KSB that was recently filed on Edgar.  Reference is made to it.

Selected Financial Data

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful. Reference is made to our audited financial statements included in Part F/S of our recently-filed Annual Report on Form 10-KSB.

Because we are still a development stage company and our new Active UpLift® product was only suitable for offer and sale in interstate commerce, and on a retail basis, as recently as the end of 2007, we have only generated or realized nominal revenues from our operations through the first quarter of 2008.  This is a result of not yet having established normalized operations that would generate significant revenue or establish a pattern of expenditures that correlate with revenue.

Since our emergence from approximately 5 years of dormancy, we have incurred accounting costs and other expenses and fees in connection with reactivating ourselves, acquiring Nu Mineral Health, the preparation and filing of our Form 10-SB registration statement on November 2, 2007, and the recent preparation and filing of our Annual Report on Form 10-KSB, a report containing audited financial statements. Funding of these and other expenses is from working capital provided by our majority stockholder, namely, Uplift Holdings, LLC, an entity which, because of its 74.5% ownership interest in us, has an obvious vested interest in seeing us successfully market our product. For our first quarter of 2008 ended March 31, 2008, we incurred fees and expenses totaling $46,923.  These fees and expenses have been for accounting fees, legal fees, transfer agent fees, packaging expenses paid to suppliers and packagers, as well as costs to purchase raw materials inventory necessary to produce additional finished goods to fulfill new orders.

Liquidity and Capital Requirements

The new and improved formula for our unique Active UpLift® product was only recently completed for sale to the public.  As a result, we have had little opportunity to engage in specific advertising campaigns though we fully intend to.  We expect that we will have to spend money with retail distributors, or make commission deals with retail distributors, to assist us in getting our product featured in retail food and grocery store chains around the country.  At present, we do not know the exact amount of money that we will have to spend with retail distributors on advertising, although we anticipate that it will be a significant amount of our budget.  See our Annual Report on Form 10-KSB recently filed on Edgar.  Although we have signed a distribution agreement with one distributor in Idaho that has a 7,000 plus retail store distribution, and have started by placing product in as many as 357 of their Albertsons stores by the end of the second quarter of 2008, we have no way of predicting our potential success in this regard.  We have, nonetheless, made significant progress with three retail grocery chains during our first quarter of 2008.  Having said this, we believe our ability to sell our product in retail food and grocery stores holds more of the key to our success than merely offering our product for sale on the Internet, a strategy that can result in spending a lot of money on pay-per-click and other advertising, with little results.

As of March 31, 2008, we had $2,120 in our checking account. As of the date of this quarterly report, we have approximately $1,890 in our checking account. What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is provided by our majority shareholder.  During the quarter, our majority shareholder, Uplift Holdings, loaned or advanced us $40,000.  Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe that it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such. Uplift Holdings’ loans are considered or designated by us as "advances," inasmuch as they do not require that we pay interest payments unless demand is made to do so. While we accrue interest or keep track of what it is, we currently have no way of paying any interest payments to Uplift Holdings.  For the quarter, we have accrued $3,807 in interest due and owing Uplift Holdings.  In the event we modify our oral agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments. Though we have nothing definitive in writing with our majority shareholder, we consider Uplift Holdings’ obligation to advance us the money necessary to carry out and pursue our business plan a legal obligation of it upon which both we and investors can rely.  As of March 31, 2008, the Company owes stockholders a total of $208,265 for advances and accrued interest.

We do not have sufficient working capital to fund our current or future operations.  We must rely upon advances from our majority shareholder, Uplift Holdings, to meet our monthly cash requirements for not only the next 12 months but at least for the next three (3) years.  Our majority stockholder has committed itself to advancing the funds necessary for us to carry out and pursue our business plan, a commitment that will also satisfy all our cash requirements and keep us current in our 1934 Exchange Act reporting obligations for at least the next 3 years. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within 3 years, we should be able to successfully carry out our business plan. If a determination is made by management within the next three years that we will NOT be successful and that our business plan is or will be a failure for reasons which we can only imagine, our majority shareholder will likely elect not to advance us any more funds.  See the section titled "Plan of Operation" below. Having said this, we are unable to guarantee that at the expiration of three years from now, and assuming that our business plan is NOT by then successful, that our majority shareholder will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that our majority shareholder will NOT continue to advance us funds beyond the next 3 years, particularly if it appears that we will indeed be able to successfully carry out our business plan if we continue beyond the next 3 years. If our majority shareholder does not desire to loan or advance us sufficient funds to continue for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.  It is possible, however, that we will consider a private placement of our shares, the form of which we also cannot predict at this time.  This is because management might not be able to obtain third party financing sources or working capital funds at rates favorable to the Company.

PLAN OF OPERATION

Our principal business plan is to promote, market and sell our new and unique powdered natural energy and health drink, Active UpLift®, through traditional retail distributors, who, in turn, will supply our product to retail health and food stores. We feel that our best markets will be large food store chains and specialty health food outlets. This assumption has proven to be correct in that we now have relationships with 3 large retailers and their distributors.  We intend to compliment this marketing strategy by also offering our product on and through the Internet.  Because Active Uplift® is a new and improved product and we are essentially a start-up enterprise, the dietary supplement and nutrition industry is in large part unfamiliar, at this stage, with Active Uplift®, not to mention our new Apple Cinnamon-flavored hot drink. For this reason, we believe it will take some time for these two products to "catch on" and for any significant or meaningful sales to occur.

As a result of recent retail orders mentioned above, we currently stand to receive as much as $27,010 in gross revenue during our second quarter, which will be recorded as deferred revenue until management can reasonably estimate returns.  Having just begun our operations at the end of 2007, we feel that this is a remarkable accomplishment in such a short period of time.

Our Website

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

Inventory

As of March 31, 2008, inventory consisted of $10,195 in raw materials and $16,721 in finished goods.  As of the date of this document, we have in inventory 106 cases (each case contains ten – 15 packet boxes) of our “new” apple-cinnamon cold or hot flavor drink, 10 cases (same as above) of the original Active UpLift® raspberry-lemonade flavored drink, approximately 4,500 single serving packets of our original raspberry-lemonade flavored drink, and 300 kilos of the raspberry-lemonade flavor in bulk.  All of this inventory, with the exception of the 300 kilos of bulk product, is currently held in our warehouse located at 252 West Cottage Avenue, Sandy, Utah.  The bulk product is currently held by Pristine Packaging, our packager, which will package it at such time as we receive additional orders

We are NOT Dependent on One Supplier for Our Potential Success

In addition to obtaining most of our ingredients through our current manufacturer/packager, Harmony Concepts located in Weber County, Utah, which, by the way has excellent manufacturer relationships and thus, the purchasing power to get us the best possible prices, we have identified at least three other manufacturers/packagers capable of buying, producing and mixing our product.  We are therefore NOT reliant on one vendor for our success.  There are other bulk food manufacturers in the Salt Lake City area.  One of these other suppliers is Pristine Packaging.  Like Harmony Concepts, Pristine Packaging, has been in business many years and it too has an excellent reputation for its quality control and packaging systems.

These manufacturer/packagers sign a non-disclosure, non-compete agreement with us and thus, we are assured that they will not disclose our formula to anyone else.  We also feel comfortable in this regard in that these companies’ success is dependent on their ability to keep their customers’ formulas secret.

Our Business Plan over the Next 12 to 18 Months

Since we have now gotten our “foot in the door” of at least 3 large retail food chain stores, we now plan to spend more time developing relationships with retail food chain stores and probably less time and energy concentrating on Internet or drop-ship business sales.

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

There is little doubt that our future sales of our product will be driven by the amount of money we are able and willing to spend on advertising and with various retail distributors.  During the next 12 to 18 months, we will actively pursue enhancing sales.  For the time-being, and because at a price of $15.95, our profit could be approximately $5.20 to $7.00 per 15-packet retail box (depending on volume), we want to focus our efforts on selling our own product in retail stores and on-line.  Already we have met with retail advertisers/marketers who have the ability, through advertising, to drive retail customers to our product when it becomes featured in nationally recognized food store chains.  We can make no assurance at this time that this will happen.  Whether this does indeed occur and whether we pay these advertisers/marketers the money they want for this service remains to be seen.

As set forth elsewhere herein, we also plan to advertise on other websites, links to other on-line retailers and specialty websites, specialty food magazines and obviously, retail chain food stores, now that at least 3 of the latter have become interested in carrying our product for sale in their retail outlets.

For further information in this regard, reference is made to our Annual Report on Form 10-KSB recently filed on Edgar.

Our Current Marketing/Advertising Strategy

Because we are concentrating on getting our product in retail grocery and food stores chains, we have abandoned our effort to advertise on the Internet in any other manner than keeping our name viable in the Google and Yahoo! search engines.   Having said this, in order for our business to succeed, we additionally plan, among those things mentioned in our Annual Report on Form 10-KSB filed at March end 2008, and on an on-going basis, to:

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

-- respond to competitive developments and maintain our distinct brand identity

-- form and maintain relationships with strategic partners, particularly retail food stores and outlets

-- provide quality customer service

-- continue to develop and upgrade our services and technologies

-- sign up “drop ship” distributors who are willing to offer and sell our product on their websites

Reference is made to our Form 10-KSB recently filed on Edgar which details our plans and strategies.

We Intend to Pursue Additional Marketing Ideas and Avenues on an On-Going Basis .

Marketing ideas that have not as yet been implemented by us include a desire to additionally promote us and our business,

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

(6)  through the giving of product demonstrations in grocery store locations and malls; and

(7) through television commercials on the Food Channel at such time as earnings or funding becomes available to shoot such a commercial and pay for the cost of airing it on television.

Employees, Experts, Consultants and Advisors

Currently, we have no employees. Employees will not be necessary at this stage of our development. Our officers and directors are performing daily duties as needed. We only intend to hire employees if and when the need develops.

Our directors and officers do not receive any remuneration for their services nor are they accruing earned compensation. We might however, approve the issuance of stock from time to time as a bonus in recognition for services rendered.

While we have not planned to obtain expert and other services unless needed, we have retained the services of Mr. Bruce Miller, a retired grocery store executive, on a consulting basis to head up and oversee our marketing program.  Except for Mr. Miller, we do NOT intend to use or hire any employees or other consultants, with the possible exception of part-time clerical assistance on an as-needed basis.

Express Obligation of Our Principal Shareholder to Finance Us and Our Business Plan Over at least the Next Three (3) Years.

Our principal shareholder, Uplift Holdings, LLC (“Uplift Holdings”), intends to provide us with sufficient funding, over at least the next three (3) years, to pursue and carry out our business plan.  This includes whatever capital is necessary to keep us current in all of our reporting obligations. The only caveat with regard to this commitment is if it is determined by us and our majority shareholder within the next three (3) years that our business plan will NOT work and cannot succeed.  If that occurs, and we can make no prediction about whether it will occur or not, our majority shareholder will likely elect to cease funding us. We have NOT entered into any formal, written agreement with Uplift Holdings that contractually binds or obligates it, in writing, to fund us for the next three years, though we consider this commitment on its part to be a legal obligation upon which we and our shareholders can rely. Having said this, we will nonetheless be required to continue to evaluate our business plan. At the expiration of three (3) years, or earlier, and assuming that our business plan has NOT been successful, or even partially successful, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Uplift Holdings will then have to evaluate whether, and to what extent, it wants to continue to fund our operations and business plan, including our various advertising campaigns. During our quarter ended March 31, 2008, Uplift Holdings advanced us $40,000.  This figure is carried on our balance sheet as a liability.  See our financial statements in Item 1 above.  Subsequent to March 31, 2008, Uplift Holdings advanced us an additional $25,000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4 and 4A(T).  Controls and Procedures.

Management's Quarterly Report on Internal Control Over Financial Reporting.

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

We have no “in-house” accounting personnel and must pay outside accountants to prepare financial records.  We also do not have an independent board or an audit committee.  We do not have paid personnel who work in inventory.  Accordingly, due to our current size and our lack of paid personnel at the present time, there is risk that we may not be able to create and maintain an effective control environment.  Having said this, and given that we are a start-up business and have only commenced significant sales of our product since the end of December 2007, or for some-three months, our management, including our chief executive officer and chief financial officer, nonetheless assessed the effectiveness of our internal control over financial reporting as of March 31, 2008.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .  Based on this evaluation and given our current limitations as a start-up company and the other, general or inherent limitations identified above, our management concluded that, as of March 31, 2008, we determined that, at the present time, our internal control over financial reporting was not effective based on those criteria.

Changes in Internal Control Over Financial Reporting.

The Company is currently still in the development stage with insufficient working capital to employ personnel to carryout the daily operations.  All functions of the company are currently carried out by the President with the exception of occasional temporary help and the assistance of outside professionals contracted to assist in the preparation of quarterly and annual financial statements and technical GAAP issues.  However, these professionals are not always aware of all business transactions and activities especially non-cash transactions.  As a result, the Company has insufficient personnel to provide adequate segregation of duties related to the initiation, authorization/approval, and recording of financial transactions.  In addition, due to the current financial constraints and lack of personnel the Company has not yet developed and implemented appropriate internal controls over financial reporting including controls to ensure that all expenditures are recorded on the books of Company, in the appropriate period and in a timely manner and controls over the recording and safeguarding of raw materials and finished goods inventory.  This is a result of the lack of implementation of a computerized or manual system to track inventory from purchase of raw materials and packaging to the shipment of finished goods.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

None.  All Sarbanes-Oxley certifications are after the signature line at the end of this document.

 (b) Reports on Form 8-K

On March 20, 2008, we filed a Form 8-K announcing that we had changed auditors and that we replaced Michael J. Larsen, PC, with Munden & Associates, LLC, of Bountiful, Utah.  This change in auditors was not the result of any disagreement with Michael J. Larsen, PC.  Due to a comment letter we received from the Commission relative to this Form 8-K, on March 31, 2008, we filed an amended Form 8-K/A.

On March 21, 2008, we issued a second press release announcing our obtaining of an OTC Bulletin Board symbol, UPNT.OB, our having established retail relationships with Ralphs, Albertsons and Harmon’s grocery store chains, and our plans to sponsor the Salt Lake City Marathon race in April of this year.  This press release was followed up with a second Form 8-K attaching such press release as an exhibit.

Reference is made to our Form 8-K’s filed on Edgar.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLIFT NUTRITION, INC.
(Issuer)

Date:	May 14, 2008	By:	/s/ Gary C. Lewis
Gary C. Lewis
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 14, 2008	By:	/s/ Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer