Form 10-Q
period 2008-06-30
Uplift Nutrition, Inc.
filed 2008-08-14
CIK 1390705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the second quarter ended June 30, 2008

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of July 31, 2008
Common Capital Voting Stock, $0.001 par value per share	24,216,944 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2008

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

(UNAUDITED)

CONTENTS

PAGE

Condensed Balance Sheets, June 30, 2008 (unaudited) and

December 31, 2007

F-4

Condensed Statements of Operations, for the three and six

months ended June 30, 2008 and 2007 and for the period from

March 7, 2005 (date of inception) through June 30, 2008 (Unaudited)

F-5

Condensed Statement of Stockholders’ (Deficit) (Unaudited)

F-6

Condensed Statements of Cash Flows, for the six months ended

June 30, 2008 and 2007 and for the period from March 7, 2005

(date of inception) through June 30, 2008 (Unaudited)

F-7

Notes to Unaudited Condensed Financial Statements

      F-8 , F-13

UPLIFT NUTRITION, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current Assets
Cash	$ 3,517	$ 9,642
Accounts Receivable, net	-	10,195
Inventories	22,155	19,385
Consigned Inventories	15,797	6,540
Prepaid Expenses	10,866	-
Total Current Assets	52,335	45,762

Website Development Costs, Net	178	710
Indefinite-Life Intangible Assets	2,401	2,401

Total Assets	$ 54,914	$ 48,873

LIABILITIES AND STOCKHOLDER’ DEFICIT
Current Liabilities
Accounts Payable	$ 10,572	$ 12,613
Accrued Interest Payable - Related Party	16,913	8,249
Deferred Revenue	21,532	10,195
Stockholder Advances	246,294	157,569
Total Current Liabilities	295,311	188,626

Commitments and Contingencies	-	-

Stockholders' Deficit
Common Stock; $0.001 Par Value, 100,000,000 Shares Authorized 24,216,944 Shares Issued and Outstanding at June 30, 2008 and December 31, 2007	24,217	24,217
Capital in Excess of Par Value	317,104	317,104
Deficit Accumulated During Development Stage	(581,718)	(481,074)
Total Stockholders' Deficit	(240,397)	(139,753)

Total Liabilities and Stockholders’ Deficit	$ 54,914	$ 48,873

The accompanying notes are an integral part of these unaudited condensed financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

CONDENSED STATEMENTS OF  OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended		Period From March 7, 2005 (date of inception)
	June 30,		June 30,		Through
	2008	2007	2008	2007	June 30, 2008
Net Sales	$130	$357	$2,679	$357	$6,146
Cost of Goods Sold	1,484	254	3,819	254	11,495
Gross Profit (Loss)	(1,354)	103	(1,140)	103	(5,349)
Operating expenses
Marketing	20,729	1,900	32,470	1,900	73,350
Consulting	14,806	4,382	14,806	14,573	97,806
Other General and Administrative	11,890	2,355	43,479	2,355	170,929
Salaries and Wages	-	-	-	-	215,250
Total Operating Expenses	47,425	8,637	90,755	18,828	557,335
Loss from Operations	(48,779)	(8,534)	(91,895)	(18,725)	(562,684)
Other Expense
Loss on disposal of assets	-	-	-	-	(1,764)
Interest Expense – Related Party	(4,942)	(2,293)	(8,749)	(3,309)	(17,270)
Total Other Expense	(4,942)	(2,293)	(8,749)	(3,309)	(19,034)
Loss Before Income Taxes	(53,721)	(10,827)	(100,644)	(22,034)	(581,718)
Provision for Income taxes	-	-	-	-	-
NET LOSS	$(53,721)	$(10,827)	$(100,644)	$(22,034)	$(581,718)
Loss per common share outstanding computed
On net loss, basic and fully diluted	$-	$-	$-	$-	$(0.03)
Weighted-average common and dilutive common equivalent shares outstanding
basic and fully diluted	24,216,994	24,166,994	24,216,994	24,166,994	22,468,774

The accompanying notes are an integral part of these unaudited condensed financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

(UNAUDITED)

For the period of inception (March 7, 2005) through  June 30, 2008

	Common Stock		Capital in Excess of Par	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Value	Stage	(Deficit)
Inception, March 7, 2005		$ -	$ -	$ -	$ -
Common shares issued for cash
At $0.00005 per share, March 2005 on	20,000,000	20,000	(19,000)	-	1,000

Capital Contributions July
Through November 2005	-	-	31,930	-	31,930

Net loss for the period ended
December 31, 2005	-	-	-	(25,859)	(25,859)

Balance at December 31, 2005	20,000,000	20,000	12,930	(25,859)	7,071

Capital Contributions January
Through May 2005	-	-	10,511	-	10,511

Common Stock Issued in a
stock Offering Transaction, June 2006	2,841,944	2,842	(3,212)	-	(370)

Common shares issued for services
at $0.21 per share, October 2006	1,325,000	1,325	276,925	-	278,250

Net loss for the year ended
December 31, 2006	-	-	-	(328,905)	(328,905)

Balance at December 31, 2006	24,166,944	24,167	297,154	(354,764)	(33,443)

Common shares issued for
Services at $0.40 per share, November 2007	50,000	50	19,950	-	20,000

Net loss for the year ended December 31, 2007	-	-	-	(126,310)	(126,310)

BBalance at December 31, 2007	24,216,944	24,217	317,104	(481,074)	(139,753)

NNet Loss for the six months ended June 30, 2008	-	-	-	(100,644)	(100,644)

Balance at June 30, 2008	24,216,944	$ 24,217	$ 317,104	$ (581,718)	$ (240,397)

The accompanying notes are an integral part of these unaudited condensed financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
			March 7, 2005
	For the six months ended		(date of inception)
	June 30,		Through
	2008	2007	June 30, 2008

Cash flows from operating activities

Net loss	$(100,644)	$(22,034)	$(581,718)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	532	532	3,793
Stock issued for services	-	-	298,250
Loss on disposal of website	-	-	1,764
Changes in assets and liabilities
Decrease in accounts receivable	10,195	-	-
Increase in inventory	(2,770)	(1,713)	(22,155)
Increase in consigned inventory	(9,257)		(15,797)
Increase in prepaid expenses	(10,866)	-	(10,866)
Increase (decrease) in accounts payable	(2,041)	(1,952)	10,572
Increase in deferred revenue	11,337	-	21,532
Increase in accrued interest – related party	8,664	2,258	16,913
Total adjustments	5,794	(875)	304,006
Net cash used in operating activities	(94,850)	(22,909)	(277,712)
Net cash flows from investing activities

Payments for website development	-	-	(5,735)
Payments for indefinite-life intangible assets	-	(1,389)	(2,401)
Net cash provided by (used in) investing activities	-	(1,389)	(8,136)
Cash flows from financing activities

Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,071
Net advances from shareholders	88,725	20,100	246,294
Net cash provided by financing activities	88,725	20,100	289,365
Net increase (decrease) in cash	(6,125)	(4,198)	3,517
Cash at beginning of period	9,642	-	-
Cash at end of period	$3,517	$-	$3,517

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-	$-
Income taxes	-	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  It is suggested that these financials statements be read in conjunction with the December 31, 2007 audited financial statements and notes thereto for Uplift Nutrition, Inc.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Business

Uplift Nutrition, Inc. (“the Company”), a Nevada corporation is engaged in the business of manufacturing and distributing a nutritional supplement drink mix. The Company’s operations are based in Salt Lake City, Utah. The Company has not generated significant revenue from planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

Receivables

Accounts receivable consist of trade receivables arising in the normal course of business.  The Company establishes an allowance for doubtful accounts that reflects the Company’s best estimate of probable losses inherent in the accounts receivable balances.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available information.  The Company had no allowance for doubtful accounts at June 30, 2008 and December 31, 2007 and historical write offs for the Company and the periods presented were insignificant.

Inventory

The Company records inventory at the lower of cost or market, as determined on the first-in, first-out method.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 – Summary of significant Accounting Policies [Continued]

Website Costs

The Company has adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs."  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset.

Intangible Assets

Intangible assets consist of trademarks that are indefinite-life intangible assets.  The Company accounts for indefinite-life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly tests these assets at least annually for impairment. As of June 30, 2008 and December 31, 2007 there was no impairment.

Revenue Recognition

The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the right of return has expired, the price and terms are finalized, and collection of resulting receivable is reasonably assured.  Products are shipped FOB shipping point at which time title passes to the customer.   At June 30, 2008 and December 31, 2007 the Company has recorded deferred revenue of $21,532 and $10,195, respectively.  Deferred revenue represents the gross sales of product shipments with an unrestricted right of return for which the Company has no historical returns experience and therefore is unable to reasonably estimate returns.

The Company accounts for product coupon incentives the later of 1) the date at which the related revenue is recognized or 2) the date at which the sales incentive is offered.

Advertising Cost

Cost incurred in connection with advertising of the Company’s products are expensed as incurred.  Such costs amounted to $2,399 and $0 for the three months ended June 30, 2008 and 2007, respectively ($14,140 and $0 for the six months ended June 30, 2008 and 2007 respectively).

Research and Development Cost

The Company expenses research and development costs for the development of new products as incurred. Included in other general and administrative expense for the three months ended June 30, 2008 and 2007 were $355 and $500, respectively ($1,358 and $697 for the six months ended June 30, 2008, respectively.)

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

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 – Summary of significant Accounting Policies [Continued]

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.  The effect of these reclassifications had no impact on net loss, total assets, total liabilities, or stockholders’ deficit.

Fair Value of Financial Instruments

The fair value of stockholder loans are determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values due to their short-term maturities.

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

Note 3 – Related Party Transactions

As of June 30, 2008, the Company owes an officer/director $6,685 from advances made to the Company. The advances are unsecured, payable on demand, and accrue interest at an annual rate of 8%. During the three months ended June 30, 2008 and 2007, the Company recorded interest expense of $137 and $10 respectively ($276 and $17 for the six months ended June 30, 2008 and 2007 respectively).  The Company made no interest payments during the six months ended June 30, 2008.  As of June 30, 2008, the Company owes a total of $331 in accrued interest to the officer/director.

As of June 30, 2008, the Company owes Uplift Holdings, LLC., a majority stockholder $239,609 for advances made to the Company. The advances are unsecured, are payable on demand, and accrue interest at an annual rate of 8%.  During the three months ended June 30, 2008 and 2007, the Company recorded interest expense of $4,805 and $2,283, respectively ($8,473 and $3,292 for the six months ended June 30, 2008 respectively).  The Company made no interest payments during the six months ended June 30, 2008. As of June 30, 2008, the Company owes Uplift Holdings, LLC, $16,582 in accrued interest.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 – Inventory and Consigned Inventory

Inventory consists of the following at::

	June 30, 2008	December 31, 2007
Raw materials and supplies	$ 7,671	$ 9,851
Finished goods	14,484	9,534
Total inventory	$ 22,155	$ 19,385

Additionally, at June 30, 2008, the Company has $15,797 ($6,540 as of December 31, 2007) of consigned goods which represents the cost of product shipped to customers for   which the right of return has not expired and the Company cannot reliability estimate product returns.  Cost of goods sold during the three months ended June 30, 2008 included approximately $1,444 of shipping costs for the shipment of consigned inventory during the period.

Note 5 – Website Development Costs

     Website development costs consisted of the following at:

	Useful Life	March 31, 2008	December 31, 2007
Website development costs	3 years	$ 3,195	$ 3,195
Less accumulated amortization		(3,017)	(2,485)
Net website development costs		$ 178	$ 710

Amortization expense amounted to $266 for the three months and $532 for the six months ended June 30, 2008 and 2007.

Note 6 – Intangible Assets

Indefinite-life intangible assets consist of Trademark application costs totaling $2,401 relating to nutritional supplements sold under the Active Uplift™ label.

Note 7 – Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three and six months ended June 30,

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$53,721	$10,827	$100,644	$22,034

Weighted average number of common shares outstanding used in basic and diluted loss per share	24,216,994	24,166,994	24,216,994	24,166,994

The Company had no potentially dilutive common stock equivalents issued for any period presented.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 – Stockholders’ Equity

The Company had 24,216,944 common shares issued and outstanding at June 30, 2008 and December 31, 2007.  The Company has an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc.

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

During February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 – Recently Enacted Accounting Standards (continued)

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

During 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”, and SFAS 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”.  Management does not believe that they will have a material impact on the Company’s financial position, results of operations or cash flows.

Note 11 – Subsequent Event

Subsequent to June 30, 2008, the Company received $2,500 toward the Company’s consigned inventory existing at June 30, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

We are a start-up, internet-based eCommerce company that offers and sells a new and unique energy and health drink called Active UpLift®. During our first quarter, our product became featured in two (2) different flavors.  During our first quarter, we also received notice from our intellectual property attorneys that our application with the U.S. Patent and Trademark Office for a trade name and trademark on the phrase “Active UpLift” had issued and is now registered.  This enables us to now put the small “r” with a circle around it next to the name of our product.

Although our internet product sales have more than doubled in the last 3 months, our principal marketing strategy is to do what is necessary to get our new product carried in retail stores around the country.  In this regard, we have made substantial progress over the last 6 months.  As a result of our significant sales and marketing efforts, we no longer anticipate relying on the Internet for the majority of our business.

Our website is www.upliftnutrition.com and it is hosted by www.godaddy.com .  Since early 2006 when we acquired a Wyoming company called Nu Mineral Health, an acquisition which included acquiring their website, we have made substantial improvements to the original website and product, a product we have named Active UpLift® and on which we now have a registered trademark and trade name.  In fact, we have since developed a second Active UpLift® flavor.  Our new, Apple-Cinnamon flavor is not only great tasting cold but possibly tastes even better hot.  As set forth below, only as recently as last quarter have we begun featuring this newer flavor of Active UpLift® in local Harmons grocery stores.

The new and improved formula for our unique Active UpLift® product was only completed for sale to the public at the end of 2007.  As a result, we have had little opportunity to engage in specific advertising campaigns though we fully intend to.  Because our new Active UpLift® product was only suitable for offer and sale in interstate commerce, and on a retail basis, as recently as the end of last year, we were not able to generate significant revenue during 2007 and have only generated or realized nominal revenues from our operations during our first two quarters of 2008.  In addition, the introduction of new products in the retail grocery industry requires sales terms with generous or unrestricted policies for product returns. In fact, Distribution Plus, Inc. (DPI), the warehouse that houses thousands of products scheduled to go into Ralphs Grocery Stores in Southern California, has negotiated with us and, during the quarter, sent back 48 cases of their original order because  extra shelf space for other new products was needed. With that return, we have issued a credit back to Ralph’s (DPI) and reissued an invoice for the balance due us. Until this occurred, we had not experienced any product returns and had no way of estimating an allowance for returns.

During the 4th quarter of 2007, we  shipped 130 cases of Active UpLift® to a distribution center to be placed in 105 Ralphs grocery stores.  For the 6 months ended June 30, 2008, we shipped 232 cases of Active UpLift® to a distribution center in Oklahoma to be placed in 90 Albertsons grocery stores throughout Colorado and Arizona. During the second quarter and because our product was so well received by customers at in store demos in the Colorado and Arizona Albertsons, we have expanded our presence in all the Albertson stores in Texas and Florida.  This brings our placement of product  in over 300 Albertson’s stores  as well as 3 cases each of the two flavors to Harmons grocery stores in the State of Utah.   Subsequent to our second quarter ended June 30, we have shipped another 20 cases to Albertsons grocery stores on a re-order basis.  If none of these products is sold in 180 days, the product can be returned by the retailer to us and the retailer’s account with us credited accordingly.  If all of this product is sold in the Ralphs stores, the Albertsons stores and the Harmons stores, we expect to generate total revenue of $29,450.00.This figure includes the additional 20 cases shipped after the end of our second quarter.

During April 2008, we negotiated with and have been accepted to display our product in eight (8) Maverick’s convenience stores located in Northern Utah.  As a result of an inter-management structure change, the product is still sitting in our warehouse ready to ship as soon as the new Maverick product manager sets our product number in their system.

Each of the foregoing store placements requires a certain amount of money to be spent on advertising.  Accordingly, we have started in-store tasting and educational demonstrations in Utah and have scheduled these same demonstrations to start in all the other locations within the next 60 days. We are also scheduled to be major sponsors in local and regional sporting events such as runs conventions and other events that are heavily attended.  For example, during April 2008, we acted as a sponsor of the Salt Lake City Marathon in which we gave away a substantial amount of our product and otherwise showcased it in a booth set up for that purpose.  We believe that our product was well received.  We were also a major sponsor of the Stadium of fire in Provo Utah during July. It is a 3 day activity and Uplift Nutrition attended all three days, giving out samples and selling product. During that 3 day period, we gave out over 1,300 sample tastes and sold 27 boxes of product. We feel that this event was a huge success and will go along way towards getting our product known to the buying public. We hope to follow these strategies with an aggressive marketing campaign that will include written advertisements in publications, health magazines and in-store advertising.  What we anticipate budgeting for all of 2008 is detailed in our Annual Report on Form 10-KSB that was recently filed on Edgar.  Reference is made to that document.

Selected Financial Data

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful. Reference is made to our audited financial statements included in Part F/S of our recently-filed Annual Report on Form 10-KSB  .Because we are still a development stage company and our new Active UpLift® product has only recently been suitable for offer and sale in interstate commerce, and on a retail basis, we have only generated or realized nominal revenues from our operations through the end of our second quarter of 2008.  This is a result of not yet having established normalized operations that would generate significant revenue or establish a pattern of expenditures that correlate with revenue.

Since our emergence from approximately 5 years of dormancy, we have incurred accounting costs and other expenses and fees in connection with reactivating ourselves, acquiring Nu Mineral Health, the preparation and filing of our Form 10-SB registration statement on November 2, 2007, and the recent preparation and filing of our Annual Report on Form 10-KSB, a report containing audited financial statements. Funding of these and other expenses is from working capital provided by our majority stockholder, namely, Uplift Holdings, LLC, an entity which, because of its 74.5% ownership interest in us, has an obvious vested interest in seeing us successfully market our product. For our second quarter  ended June 30, 2008, we incurred fees and expenses totaling $53,851.  These fees and expenses have been for accounting fees, legal fees, transfer agent fees, packaging expenses paid to suppliers and packagers, as well as costs to purchase raw materials inventory necessary to produce additional finished goods to fulfill new orders.

Liquidity and Capital Requirements

The new and improved formula for our unique Active UpLift® product was only recently completed for sale to the public.  As a result, we have had little opportunity to engage in specific advertising campaigns though we fully intend to.  We expect that we will have to spend money with retail distributors, or make commission deals with retail distributors, to assist us in getting our product featured in retail food and grocery store chains around the country.  At present, we do not know the exact amount of money that we will have to spend with retail distributors on advertising, although we anticipate that it will be a significant amount of our budget.  See our Annual Report on Form 10-KSB.  Although we have signed a distribution agreement with one distributor in Idaho that has a 7,000 plus retail store distribution, and have started by placing product in as many as 357 of their Albertsons stores by the end of our second quarter of 2008, we have no way of predicting our potential success in this regard.  We have, nonetheless, made significant progress with three retail grocery chains during six months of 2008.  Having said this, we believe our ability to sell our product in retail food and grocery stores holds more of the key to our success than merely offering our product for sale on the Internet, a strategy that can result in spending a lot of money on pay-per-click and other advertising, with little results.

As of June 30, 2008, our cash balance was $3,517 and $366 as of the date of this quarterly report.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is provided by our majority shareholder.  During 2nd quarter we received cash payments of $21,532 from Albertsons on sales during the first six months of 2008.   During our second quarter, our majority shareholder, Uplift Holdings, loaned or advanced us $50,000.  Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe that it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such. Uplift Holdings’ loans are considered or designated by us as "advances," inasmuch as they do not require that we pay interest payments unless demand is made to do so. While we accrue interest or keep track of what it is, we currently have no way of paying any interest payments to Uplift Holdings.  For the quarter, we have accrued $4,805 in interest due and owing Uplift Holdings.  In the event we modify our oral agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments. Though we have nothing definitive in writing with our majority shareholder, we consider Uplift Holdings’ obligation to advance us the money necessary to carry out and pursue our business plan a legal obligation of it upon which both we and investors can rely.  As of June 30, 2008, we owe stockholders a total of $263,207 for advances and accrued interest.

We do not have sufficient working capital to fund our current or future operations.  We must rely upon advances from our majority shareholder, Uplift Holdings, to meet our monthly cash requirements for not only the next 12 months but at least for the next three (3) years.  Our majority stockholder has committed itself to advancing the funds necessary for us to carry out and pursue our business plan, a commitment that will also satisfy all our cash requirements and keep us current in our 1934 Exchange Act reporting obligations for at least the next 3 years. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within 3 years, we should be able to successfully carry out our business plan. If a determination is made by management within the next three years that we will NOT be successful and that our business plan is or will be a failure for reasons which we can only imagine, our majority shareholder will likely elect not to advance us any more funds.  See the section titled "Plan of Operation" below. Having said this, we are unable to guarantee that at the expiration of three years from now, and assuming that our business plan is NOT by then successful, that our majority shareholder will continue o advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that our majority shareholder will NOT continue to advance us funds beyond the next 3 years, particularly if it appears that we will indeed be able to successfully carry out our business plan if we continue beyond the next 3 years. If our majority shareholder does not desire to loan or advance us sufficient funds to continue for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.  It is possible, however, that we will consider private placement of our shares, the form of which we also cannot predict at this time.  This is because management might not be able to obtain third party financing sources or working capital funds at rates favorable to the Company..

New Developments and Initiatives During the Quarter.

During the quarter, we continued working on a new "Super Juice" drink formula.  As of now, we have ordered 80 kilos of the developmental formula for the purpose of individual testing.  We are thus in the testing stage of this particular product.

During the quarter and more recently, we also completed a short video introducing our new, “Super Juice” drink product.  This video clip is ready to be shown to potential investor groups, the public and retailers at a total cost of $8,000.  During the quarter, we spent $4,000 on the video and $2,500 for the materials necessary to prepare or formulate the new product.  The remaining $4,000 to produce the video was paid in the 3rd quarter upon completion.  Our principal or majority stockholder financed these efforts.  We have not as yet publicly announced or unveiled a name for our new “Super Juice” product.

We are also in the process of completing the formulation of a new energy spray that is designed to go in convince stores and other impulse purchase locations.  The spray will be an “all day” spray that will be taken orally for faster ingestion into the body. We will disclose and explain more about this later as we make progress in this regard.

During the quarter and up through the date of this report, we have completed a "Green Tea Diet" energy drink formula that we have not as yet begun to manufacture or market.  We have put this project “on hold” until we finish or complete the development of our new "Super Juice" formula mentioned above.  Assuming that our plans stay on track with our new “Super Juice” drink, we plan to begin marketing this new “Green Tea Diet” product sometime during the 4th quarter of this year.

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

As a result of recent retail orders mentioned above, we currently  anticipate recording $ 29,450 in gross revenue during our third quarter, which is currently recorded as deferred revenue until management can reasonably estimate returns. Having just begun our operations at the end of 2007, we feel that this is a remarkable accomplishment in such a short period of time.

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

Inventory

As of June 30, 2008, inventory consisted of $7,671 in raw materials and $14,484 in finished goods and $15,797 in consigned inventory.  Consigned inventory represents cost of product shipped to customers for which we cannot recognize revenue until the right of return expires or we are able to reasonably estimate returns based on historical experience.  As of the date of this document, we have in inventory 91 cases (each case contains ten – 15 packet boxes) of our “new” apple-cinnamon cold or hot flavor drink, 42 cases (same as above) of the original Active UpLift® raspberry-lemonade flavored drink, approximately 400 single serving packets of our original raspberry-lemonade flavored drink, and 35 kilos of the raspberry-lemonade flavor in bulk. All of this inventory, with the exception of the 35 kilos of bulk product, is currently held in our warehouse located at 252 West Cottage Avenue, Sandy, Utah.  The bulk product is currently held by Pristine Packaging, our third party packager, which will package it at such time as we receive additional orders

We are NOT Dependent on One Supplier for Our Potential Success

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

During the third quarter we intend to get more aggressive with other large retail grocery stores, convenience stores and health food stores to place more product on more shelves throughout the west and other parts of the country.  There is little doubt that our future sales of our product will be driven by the amount of money we are able and willing to spend on advertising and with various retail distributors.  During the next 12 to 18 months, we will actively pursue enhancing sales.  For the time-being, with a retail price of $15.95 per box, our profit could range from  $4.20 to $10.65  (depending on volume and wholesale prices), we want to focus our efforts on selling our own product in retail stores and on-line.  Already we have met with retail advertisers/marketers who have the ability, through advertising, to drive retail customers to our product when it becomes featured in nationally recognized food store chains.  We can make no assurance at this time that this will happen.  Whether this does indeed occur and whether we pay these advertisers/marketers the money they want for this service remains to be seen.

As set forth elsewhere herein, we also plan to advertise on other websites, links to other on-line retailers and specialty websites, specialty food magazines and obviously, retail chain food stores, now that at least 3 of the latter have become interested in carrying our product for sale in their retail outlets.

For further information in this regard, reference is made to our Annual Report on Form 10-KSB.

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

Reference is made to our Form 10-KSB filed on Edgar which details our plans and strategies.

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

Express Obligation of Our Principal Shareholder to Finance Us and Our Business Plan Over at least the Next Three (3) Years.

Our principal shareholder, Uplift Holdings, LLC (“Uplift Holdings”), intends to provide us with sufficient funding, over at least the next three (3) years, to pursue and carry out our business plan.  This includes whatever capital is necessary to keep us current in all of our reporting obligations. The only caveat with regard to this commitment is if it is determined by us and our majority shareholder within the next three (3) years that our business plan will NOT work and cannot succeed.  If that occurs, and we can make no prediction about whether it will occur or not, our majority shareholder will likely elect to cease funding us. We have NOT entered into any formal, written agreement with Uplift Holdings that contractually binds or obligates it, in writing, to fund us for the next three years, though we consider this commitment on its part to be a legal obligation upon which we and our shareholders can rely. Having said this, we will nonetheless be required to continue to evaluate our business plan. At the expiration of three (3) years, or earlier, and assuming that our business plan has NOT been successful, or even partially successful, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Uplift Holdings will then have to evaluate whether, and to what extent, it wants to continue to fund our operations and business plan, including our various advertising campaigns. During our quarter ended June 30, 2008, Uplift Holdings advanced us $50,000.  This figure is carried on our balance sheet as a liability.  See our financial statements in Item 1 above.  Subsequent to June 30, 2008, Uplift Holdings has not advanced us any additional money.

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

We have no “in-house” accounting personnel and must pay outside accountants to prepare financial records.  We also do not have an independent board or an audit committee.  We do not have paid personnel who work in inventory.  Accordingly, due to our current size and our lack of paid personnel at the present time, there is risk that we may not be able to create and maintain an effective control environment.  Having said this, and given that we are a start-up business and have only commenced significant sales of our product since the end of December 2007, or for some-three months, our management, including our chief executive officer and chief financial officer, nonetheless assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.   Based on this evaluation and given our current limitations as a start-up company and the other, general or inherent limitations identified above, our management concluded that, as of June 30, 2008, we determined that, at the present time, our internal control over financial reporting was not effective based on those criteria.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other information.

Effective June 16, 2008, we added Mr. Edward H. Hall, Sr., to our Board of Directors and in fact, on that date, he assumed the position on our Board of Directors as our Chairman.  We did not think it necessary to file a Form 8-K formally announcing this event because Mr. Hall already controls, both directly and indirectly, our majority stockholder, Uplift Holdings, and therefore, this was not a material or significant event, particularly when biographical information about Mr. Hall is already contained in our Annual Report for our fiscal year ended December 31, 2007.

Though now our Chairman of the Board, Mr. Hall has NOT become or assumed the position of any officer.

With respect to new developments and progress we have made during the quarter, reference is made to the heading above titled “New Developments and Initiatives During the Quarter.”

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

None.  All Sarbanes-Oxley certifications are after the signature line at the end of this document.

 (b) Reports on Form 8-K

None during the second quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLIFT NUTRITION, INC.
(Issuer)

Date:	August 14, 2008	By:	/s/ Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 14, 2008	By:	/s/ Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer

Date:	August 14, 2008	By:	/s/ Edward Hall
Edward Hall
Chairman of the Board