Form 10-Q
period 2008-09-30
Uplift Nutrition, Inc.
filed 2008-11-13
CIK 1390705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the third quarter ended September 30, 2008

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

801-721-4410

(Registrant’s telephone number, including area code)

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 1, 2008
Common Capital Voting Stock, $0.001 par value per share	24,216,944 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2008

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

(UNAUDITED)

CONTENTS

PAGE

Balance Sheets, September 30, 2008 (unaudited) and December 31, 2007

F-3

Unaudited Statements of Operations, for the three and nine

  months ended September 30, 2008 and 2007 and for the period from

  March 7, 2005 (date of inception) through September 30, 2008

F-4

Unaudited Statement of Stockholders’ Equity (Deficit)

F-5

Unaudited Statements of Cash Flows, for the nine months ended

  September 30, 2008 and 2007 and for the period from March 7, 2005

  (date of inception) through September 30, 2008

F-6

Notes to Unaudited Financial Statements

     F7-F11

UPLIFT NUTRITION, INC.

[A Development Stage Company]

BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current Assets
Cash	$ 1,542	$ 9,642
Accounts Receivable, net	-	10,195
Non Trade Receivables	12,480	-
Inventories	28,964	19,385
Consigned Inventories	12,986	6,540
Prepaid Expenses	6,926	-
Total Current Assets	62,898	45,762

Website Development Costs, Net	-	710
Indefinite-Life Intangible Assets	2,401	2,401

Total Assets	$ 65,299	$ 48,873

LIABILITIES AND STOCKHOLDER’ DEFICIT
Current Liabilities
Accounts Payable	$ 35,168	$ 12,613
Accrued Interest Payable - Related Party	22,595	8,249
Deferred Revenue	20,801	10,195
Stockholder Advances	288,794	157,569
Total Current Liabilities	367,358	188,626

Commitments and Contingencies	-	-

Stockholders' Deficit
Common Stock; $0.001 Par Value, 100,000,000 Shares Authorized 24,216,944 Shares Issued and Outstanding at September 30, 2008 and December 31, 2007	24,217	24,217
Capital in Excess of Par Value	317,104	317,104
Deficit Accumulated During Development Stage	(643,380)	(481,074)
Total Stockholders' Deficit	(302,059)	(139,753)

Total Liabilities and Stockholders’ Deficit	$ 65,299	$ 48,873

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF  OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended		Period from March 7, 2005 (date of inception)
	September 30,		September 30,		Through
	2008	2007	2008	2007	September 30, 2008
Net Sales	$840	$1,141	$3,519	$1,498	$6,986
Cost of Goods Sold	541	1,083	4,360	1,337	12,036
Gross Profit (Loss)	299	58	(841)	161	(5,050)
Operating expenses
Marketing	25,892	2,382	58,362	4,282	99,242
Consulting	14,315	-	29,121	14,573	112,121
Other General and Administrative	16,072	26,370	59,551	28,725	187,001
Salaries and Wages	-	-	-	-	215,250
Total Operating Expenses	56,279	28,752	147,034	47,580	613,614
Loss from Operations	(55,980)	(28,694)	(147,875)	(47,580)	(618,664)
Other Expense
Loss on disposal of assets	-	-	-	-	(1,764)
Interest Expense – Related Party	(5,682)	(1,790)	(14,431)	(5,099)	(22,952)
Total Other Expense	(5,682)	(1,790)	(14,431)	(5,099)	(24,716)
Loss Before Income Taxes	(61,662)	(30,484)	(162,306)	(52,518)	(643,380)
Provision for Income taxes	-	-	-	-	-
NET LOSS	$(61,662)	$(30,484)	$(162,306)	$(52,518)	$(643,380)

Loss per common share outstanding computed on net loss, basic and fully diluted	$-	$-	$(0.01)	$-	$(0.03)
Weighted-average common and dilutive common equivalent shares outstanding
basic and fully diluted	24,216,994	24,166,994	24,216,994	24,166,994	22,592,206

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the period of inception (March 7, 2005) through September 30, 2008

	Common		Capital in Excess of Par	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Value	Stage	(Deficit)
Inception, March 7, 2005		$ -	$ -	$ -	$ -

Common shares issued for cash at $0.00005 per share, March 2005	20,000,000	20,000	(19,000)	-	1,000

Capital Contributions for July through November 2005	-	-	31,930	-	31,930

Net loss for the period ended December 31, 2005	-	-	-	(25,859)	(25,859)

Balance at December 31, 2005	20,000,000	20,000	12,930	(25,859)	7,071

Capital Contributions January through May 2005	-	-	10,511	-	10,511

Common Stock Issued in a stock Offering Transaction, June 2006	2,841,944	2,842	(3,212)	-	(370)

Common shares issued for services at $0.21 per share, October 2006	1,325,000	1,325	276,925	-	278,250

Net loss for the year ended December 31, 2006	-	-	-	(328,905)	(328,905)

Balance at December 31, 2006	24,166,944	24,167	297,154	(354,764)	(33,443)

Common shares issued for Services at $0.40 per share, November 2007	50,000	50	19,950	-	20,000

Net loss for the year ended December 31, 2007	-	-	-	(126,310)	(126,310)

Balance at December 31, 2007	24,216,944	24,217	317,104	(481,074)	(139,753)

Net Loss for the nine months ended September 30, 2008	-	-	-	(162,306)	(161,353)

Balance at September 30, 2008	24,216,944	$ 24,217	$ 317,104	$ (643,380)	$ (302,059)

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
			March 7, 2005
	For the nine months ended		(date of inception)
	September 30,		Through
	2008	2007	September 30, 2008

Cash flows from operating activities

Net loss	$(162,306)	$(52,518)	$(643,380)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	710	799	3,971
Stock issued for services	-	-	298,250
Loss on disposal of website	-	-	1,764
Changes in assets and liabilities
Decrease (increase) in receivables	(2,285)	-	(12,480)
Increase in inventory	(9,579)	(13,082)	(28,964)
Increase in consigned inventory	(6,446)	-	(12,986)
Increase in prepaid expenses	(6,926)	-	(6,926)
Increase (decrease) in accounts payable	22,555	(2,000)	35,168
Increase in deferred revenue	10,606	-	20,801
Increase in accrued interest – related party	14,346	4,028	22,595
Total adjustments	22,981	(10,255)	321,193
Net cash used in operating activities	(139,325)	(62,773)	(322,187)
Net cash flows from investing activities

Payments for website development	-	-	(5,735)
Payments for indefinite-life intangible assets	-	(1,620)	(2,401)
Net cash (used in) investing activities	-	(1,620)	(8,136)
Cash flows from financing activities

Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,071
Net advances from shareholders	131,225	65,500	288,794
Net cash provided by financing activities	131,225	65,500	331,865
Net increase (decrease) in cash	(8,100)	1,107	1,542
Cash at beginning of period	9,642	4,198	-
Cash at end of period	$1,542	$5,305	$1,542

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$272	$272
Income taxes	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  It is suggested that these financials statements be read in conjunction with the December 31, 2007 audited financial statements and notes thereto for Uplift Nutrition, Inc.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

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

On June 2, 2006, the Company completed an acquisition with Nu Mineral Health, LLC (“NMH”), a Wyoming limited liability company organized on March 7, 2005 and engaged in the nutritional supplement and nutrition business. The acquisition was actuated by the Company issuing 20,000,000 common stock shares to acquire all of the membership interests, accompanying assets and intellectual property of NMH.  The merger was accounted for as a recapitalization of NMH. The accompanying financial statements reflect the operation of NMH, for all periods presented and the equity has been restated to reflect the 20,000,000 common stock shares issued in the recapitalization as though the common stock shares had been issued at the inception of NMH. The results of operations from June 2, 2006 of Uplift Nutrition, Inc. have been included in the accompanying financial statements.

Company’s Equity Ownership

During 2006, Uplift Holdings, LLC acquired 18,000,000 common shares of the Company from the former members of NMH making Uplift Holdings, LLC a 74% owner of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Receivables

Accounts receivable consist of trade receivables arising in the normal course of business.  The Company establishes an allowance for doubtful accounts that reflects the Company’s best estimate of probable losses inherent in the accounts receivable balances.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available information.  The Company had no allowance for doubtful accounts at September 30, 2008 and December 31, 2007 and historical write offs for the Company and the periods presented were insignificant.

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

Intangible Assets

Intangible assets consist of trademarks that are indefinite-life intangible assets.  The Company accounts for indefinite-life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly tests these assets at least annually for impairment. As of September 30, 2008 and December 31, 2007 there was no impairment.

Revenue Recognition

The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the right of return has expired, the price and terms are finalized, and collection of resulting receivable is reasonably assured.  Products are shipped FOB shipping point at which time title passes to the customer.   At September 30, 2008 and December 31, 2007, the Company recorded deferred revenue of $20,801 and $10,195, respectively.  Deferred revenue represents the gross sales of product shipments with an unrestricted right of return for which the Company has no historical returns experience and therefore is unable to reasonably estimate returns.

The Company accounts for product coupon incentives the later of 1) the date at which the related revenue is recognized or 2) the date at which the sales incentive is offered.

Advertising Cost

Cost incurred in connection with advertising of the Company’s products are expensed as incurred.  Such costs amounted to $25,892 and $2,382 for the three months ended September 30, 2008 and 2007, respectively $58,362 and $3,615 for the nine months ended September 30, 2008 and 2007, respectively.

Research and Development Cost

The Company expenses research and development costs for the development of new products as incurred. Included in other general and administrative expense for the three months ended September 30, 2008 and 2007, is $519 and $350, respectively $1,877 and $1,047 for the nine months ended September 30, 2008 and 2007, respectively.

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

Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings Per Share.”  Basic earnings/loss per common share is based on the weighted average number of common shares outstanding during each period.  Diluted earnings per common share are based on weighted average number of common shares outstanding during the period plus potentially dilutive common shares from common stock equivalents. The Company has no common stock equivalents for all periods presented.

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

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Summary of significant Accounting Policies [Continued]

Fair Value of Financial Instruments

The fair value of stockholder loans is determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values due to their short-term maturities.

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

Note 2 – Going Concern

The Company has incurred losses since its inception. The Company has negative working capital and negative cash flows from operating activities.  The Company has generated only minimal revenues and has not yet commenced full operations under their business plan.   These factors create substantial doubt about the Company’s ability to continue as a going concern.   The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to obtain additional equity or debt financing, to locate and utilize effective marketing and/or distribution methods, increase sales for its product and ultimately to attain profitable operations.

Note 3 – Related Party Transactions

As of September 30, 2008, the Company owes an officer/director approximately $6,685 for advances made to the Company. The advances are unsecured, payable on demand, and accrue interest at an annual rate of 8%.  During the three months ended September 30, 2008 and 2007, the Company recorded interest expense of $141 and $20 respectively ($417 and $37 for the nine months ended September 30, 2008 and 2007 respectively).  The Company made no interest payments during the nine months ended September 30, 2008.  As of September 30, 2008, the Company owes a total of $472 in accrued interest to the officer/director.

As of September 30, 2008, the Company owes Uplift Holdings, LLC., a majority stockholder, has a total of $282,109 for advances made to the Company. The advances are unsecured, are payable on demand, and accrue interest at an annual rate of 8%.  During the three months ended September 30, 2008 and 2007, the Company recorded interest expense of $5,541 and $1,770, respectively ($14,014 and $4,263 for the nine months ended September 30, 2008 respectively).  The Company made no interest payments during the nine months ended September 30, 2008. As of September 30, 2008, the Company owes Uplift Holdings, LLC, $22,123 in accrued interest.

Note 4 – Inventory and Consigned Inventory

Inventory consists of the following at::

	September 30, 2008	December 31, 2007
Raw materials and supplies	$ 15,663	$ 9,851
Finished goods	13,301	9,534
Total inventory	$ 28,964	$ 19,385

Additionally, at September 30, 2008, the Company has $12,986 ($6,540 as of December 31, 2007) of consigned goods which represents the cost of product shipped to customers for   which the right of return has not expired and the Company cannot reliability estimate product returns.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 – Website Development Costs

     Website development costs consisted of the following at:

	Useful Life	September 30, 2008	December 31, 2007
Website development costs	3 years	$ 3,195	$ 3,195
Less accumulated amortization		(3,195)	(2,485)
Net website development costs		$ -	$ 710

Amortization expense amounted to $178 and $266 for the three months and $532 and $799 for the nine months ended September 30, 2008 and 2007, respectively.

Note 6 – Intangible Assets

Indefinite-life intangible assets consist of Trademark application costs totaling $2,401 relating to nutritional supplements sold under the Active Uplift™ label.

Note 7 – Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three and six months ended September 30,

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss	$61,662	$30,484	$162,306	$52,518

Weighted average number of common shares outstanding used in basic and diluted loss per share	24,216,994	24,166,994	24,216,994	24,166,994

The Company had no potentially dilutive common stock equivalents issued for any period presented.

Note 8 – Stockholders’ Equity

The Company had 24,216,944 common shares issued and outstanding at September 30, 2008 and December 31, 2007.  The Company has an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

We are a start-up, internet-based eCommerce company that offers and sells a new and unique energy and health drink called Active UpLift®.  Earlier in the year, we were able to feature our new product in two (2) different flavors.  Our new, Apple-Cinnamon flavor is not only great tasting cold but we believe it may taste better hot.  As set forth below, only as recently as the end of our first quarter did we begun featuring this newer Active UpLift® flavor in local grocery stores.

We are also in the process of developing other energy drink-related products for sale in interstate commerce.

Although Internet sales of Active UpLift® have significantly increased in recent months, our principal marketing strategy has been to do what is necessary to get Active UpLift® carried and featured in retail grocery stores and convenience stores around the country.  In this regard and as further described below, we have made substantial progress over the last 6 to 9 months.  As a result of our recent retail successes, we no longer anticipate relying exclusively on the Internet for the majority of our sales.

Because our current Active UpLift® product has been on the market less than a year, we have had little opportunity to engage in specific or extensive advertising campaigns though we fully intend to.  This is because our new Active UpLift® product was only suitable for offer and sale in interstate commerce, and on a retail basis, as recently as the end of last year.  As a result, we lacked the opportunity to generate significant revenue during 2007 and have only generated or realized nominal revenues from our operations during our first three quarters of 2008.

During the third quarter and among other things, we spent much of our time and energy on redesigning our display boxes that are on the shelves at the various retail outlets carrying our product.  These outlets or venues are in located in Utah, Colorado, Florida, Arizona, Texas and California.  We felt that, because the existing design contained outdated information, it was necessary to make the design change to keep up with the competition and otherwise protect our intellectual property rights.  Now that the redesign is completed, we are currently in the process of “re-setting” the shelves at those retail outlets.  This “re-set” is completed in the Harmons stores in Utah and we are completing our plan to reset the Albertsons and Ralphs stores throughout the remainder of our market areas.  While that reset is in process, we will continue to aggressively pursue the placement of our product in other retail locations throughout the country.

We are completing development of a new product that will compete directly with the “one shot” energy drinks that are currently being marketed in convenience stores and grocery stores throughout the country.  Our initial market test with a locally owned convenience store chain was well received.  This feedback made us feel confident about continuing the development process and getting this new product to market.  In this regard, we have recently engaged intellectual property attorneys to register a trade name, trademark and/or service mark on this new energy spray product that we are developing for sale, the name for which we have not as yet disclosed.

Because of an emergency management change at Maverick Convenience Stores during the quarter, negotiations with Maverick to carry Active UpLift® were slow, which was another reason for our decision to take the time, during the quarter, to redesign and update our delivery boxes.  Now that the changes in Maverick management have been completed, they have asked us to start supplying their stores with our original Active UpLift® product and, as soon as we are ready, with our soon-to-be-developed product that will compete directly with other “one shot” energy drinks.  That product is now being finalized for manufacture and may be available to set into Maverick stores by Christmas.

Retail store placements generally require a certain amount of money to be spent on advertising.  Accordingly, we have started in-store tasting and educational demonstrations (“demos”) in Utah and elsewhere.  We have completed the first round of in-store demos in Colorado and Arizona and are currently conducting demos in Texas and Florida.  To support our growing markets in Colorado, Arizona, Florida and Texas, we have begun a modest advertising campaign aimed specifically at those markets.  Starting with magazine ads in Colorado, we intend to spread those ads into the other states throughout the fourth quarter of 2008 and into the first quarter of 2009.  To support our magazine ads, we have redesigned our website to be more animated, sophisticated and user-friendly.  Internet sales have increased throughout the third quarter, which led us to the decision to redesign and upgrade of our website.  We now have two website addresses:  www.upliftnutrition.com or www.upliftenergy.com.  We hope to follow the foregoing marketing strategies with continued sponsorship of nationally known athletic events such as marathons, bike races, and those typical events that require healthy energy drinks for the participants and followers.  What we anticipate budgeting for the remainder of 2008 has been disclosed in our Annual Report on Form 10-K that was filed on

Edgar last March. We do not believe that we have deviated significantly from that plan.  Reference is thus made to that document.

Selected Financial Data

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful.  Reference is made to Part I above and our audited financial statements included in Part F/S of our 2007 Annual Report on Form 10-K filed on Edgar in March.  Because we are still a development stage company and our new Active UpLift® product has only recently been suitable for offer and sale in interstate commerce, and on a retail basis, we have only generated or realized nominal revenues from our operations through the end of our third quarter of 2008.  This is a result of not yet having established normalized operations that would generate significant revenue or establish a pattern of expenditures that correlate with revenue.

Since our emergence from approximately 5 years of dormancy, we have incurred accounting costs and other expenses and fees in connection with reactivating ourselves, acquiring Nu Mineral Health, a Wyoming limited liability company, the preparation and filing of our Form 10-SB registration statement late last year, the recent preparation and filing of our Annual Report on Form 10-K, a report containing audited financial statements, and otherwise continuing to be current in our reporting obligations with the Securities and Exchange Commission (“Commission”). Funding of these and other expenses is from working capital provided by our majority stockholder, namely, Uplift Holdings, LLC, an entity which, because of its 74.5% ownership interest in us, has an obvious vested interest in seeing us successfully market our product.

For our third quarter ended September 30, 2008, we incurred fees and expenses totaling $26,240.  These fees and expenses have been for accounting fees, legal fees, transfer agent fees, packaging expenses paid to suppliers and packagers, as well as costs to purchase raw materials inventory necessary to produce additional finished goods to fulfill new orders.

Liquidity and Capital Requirements

As stated above, our existing Active UpLift® product was only completed as recently as the end of last year for sale to the public.  Given that and given management’s recent decision to redesign our delivery or colored retail boxes, we have had limited opportunities to date to engage in specific marketing and advertising campaigns.  So far, the only significant advertising campaigns we have undertaken have been “in store” demos that have either already been completed or are scheduled to be done by the middle of November.  We are, however, placing an ad in “Denver Magazine” to run during the months of October and November of 2008 and again during the months of January and March of 2009.  In addition to these efforts, we anticipate having to continue to spend money with retail distributors, or make commission deals with retail distributors, to assist us in getting our product featured in retail food and grocery store chains around the country.  At present, we do not know the exact amount of money that will be necessary to spend with retail distributors on advertising, although we anticipate that it will be a significant amount of our 2009 budget.   Although we have signed a distribution agreement with one distributor in Idaho that has a 7,000 plus retail store distribution, and have now placed product in as many as 357 of their Albertsons stores, we have no way of predicting our potential success in this regard.  During the first nine months of 2008, we have made significant progress in getting our product carried in three retail grocery store chains, namely, Albertsons, Ralphs and Harmons.  Accordingly, we believe our ability to sell our product in retail food and grocery stores holds more of the key to our success rather than merely offering our product for sale on the Internet, a strategy that can result in spending a lot of money on pay-per-click and other advertising, with little results.

As of September 30, 2008, our cash balance in our checking account was $1,542 and as of the date of this quarterly report, it is $836.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is provided by our majority shareholder.

During our third quarter, we received cash payments of $2,615 from Albertsons on sales during our second and third quarters of 2008.

During our third quarter, our majority shareholder, Uplift Holdings, loaned or advanced us an additional $42,500.  Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such.  Uplift Holdings’ loans are considered or designated by us as "advances," inasmuch as they do not require that we pay interest payments unless demand is made to do so.

While we accrue interest on the on-going balance, we currently have no way of paying any interest payments to Uplift Holdings.  For the third quarter, we have accrued $5,682 in interest due and owing Uplift Holdings.  In the event we modify our oral agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments.  Though we have nothing definitive in writing with our majority shareholder, we consider Uplift Holdings’ obligation to advance us the money necessary to carry out and pursue our business plan a legal obligation of it upon which both we and investors can rely.  As of September 30, 2008, we owe stockholders a total of $311,389 for advances and accrued interest.

We do not have sufficient working capital to fund our current or future operations.  We must rely upon advances from our majority shareholder, Uplift Holdings, to meet our monthly cash requirements for not only the next 12 months but at least for the next two or three years.  Our majority stockholder has committed itself to advancing the funds necessary for us to carry out and pursue our business plan, a commitment that will also satisfy all our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within two or three years, we should be able to successfully carry out our business plan.  If a determination is made by management within the next two or three years that we will NOT be successful and that our business plan is or will be a failure for reasons which we can only imagine, our majority shareholder will likely elect not to advance us any more funds.  See the section titled "Plan of Operation" below.  Having said this, we are unable to guarantee that at the expiration of two or three years from now, and assuming that our business plan is NOT by then successful, that our majority shareholder will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that our majority shareholder will NOT continue to advance us funds beyond the next two or three years, particularly if it appears that we will indeed be able to successfully carry out our business plan if we continue beyond that time.  If our majority shareholder does not desire to loan or advance us sufficient funds to continue for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.  It is possible, however, that we will consider private placement of our shares, the form of which we also cannot predict at this time.  This is because management might not be able to obtain third party financing sources or working capital funds at rates favorable to the Company.

New Developments and Initiatives during Our Third Quarter.

Aside from the new packaging or display box modifications discussed above, during our third quarter, we continued working on the final development of a new "Super Juice" drink formula.  In this regard, we started a “taste and effects test” on a selected group of over 25 individuals, some from within the Company and some from outside of the Company.  For this test, we ordered and received 80 kilos of finished product and are near the end of a controlled 8 week test.  Most of our responses have been very positive and we believe that everyone that has used the product has enjoyed it.

During our last quarter and more recently, we completed a short video introducing and explaining our new, “Super Juice” drink product.  This video clip is ready to be shown to potential investor groups, the public and retailers.  The total cost of the video was $8,000, $4,000 of which was paid during this quarter.  Our principal or majority stockholder has financed these efforts.  We have not as yet publicly announced or unveiled a name for our new “Super Juice” product.

During the quarter, we also completed and performed initial taste testing on our new energy spray product mentioned above.  We do not, as yet, have a name for it and it is some time away from being sold in retail stores.  Management is very excited about the marketing possibilities for this new product.   The spray is an “all day” energy spray that will be taken orally for faster ingestion into the body.  As stated above, we are in the process of applying for trademark and service mark recognition of this new product and will announce the name of this product at the appropriate time.

 The further development of our new “Green Tea Diet” energy drink product is currently on hold until we finish or complete the development of our new "Super Juice" and our new energy spray products mentioned above.

PLAN OF OPERATION

Our principal business plan has been to promote, market and sell our new and unique powdered natural energy and health drink, Active UpLift®, through traditional retail distributors, who, in turn, will supply our product to retail health and food stores.  We feel that our best markets will be large retail food store chains and specialty health food outlets.  This assumption has proven to be correct in that we now have relationships with three large retailers and their distributors.  We intend to compliment this marketing strategy by also offering our products on and through the Internet.  Because Active Uplift® is a new and improved product and we are essentially a start-up enterprise, the dietary supplement and nutrition industry is in large part unfamiliar, at this stage, with Active Uplift®, not to mention our new Apple Cinnamon-flavored hot drink.  For this reason, we believe it will take some time for these two products to "catch on" and for any significant or meaningful sales to occur.

As a result of being able to feature Active UpLift® in the retail stores mentioned above, we currently estimate less than anticipated sales and gross revenue for the fourth quarter.  This is because we are not certain that we will be able to get our two new products to the retail market during the fourth quarter, nor do we know what initial sales might be.  Having just begun our operations at the end of 2007, we feel that what we have done so far remains a remarkable accomplishment in such a short period of time.

Our Website

During the quarter, we redesigned our website and another website address has been added for the convenience of our e-Commerce customers.  Our web addresses are: www.upliftnutrition.com and www.upliftenergy.com.  The second website address was added because of the name recognition it had attracted before we acquired its predecessor company in 2006.  Our website is hosted by www.godaddy.com.  Because www.godaddy.com is one of the largest website hosts in existence, we feel comfortable that the chances of our website “going down” at any given time are remote.  As a result, we believe there is little likelihood of losing sales because our website “goes down.”

Inventory

As of September 30, 2008, inventory consisted of $15,663 in raw materials, which includes the newly redesigned 15-pack display boxes, $13,301 in finished goods, and $12,986 in consigned inventory.  Consigned inventory represents cost of product shipped to customers for which we cannot recognize revenue until the right of return expires or we are able to reasonably estimate returns based on historical experience.  As of the date of this document, we have in inventory 725 boxes (each box  contains 15 packets ) of our “new” apple-cinnamon cold or hot flavor drink, 593 boxes  (same as above) of the original Active UpLift® raspberry-lemonade flavored drink, and 35 kilos of the raspberry-lemonade flavor in bulk.  This entire inventory, with the exception of the 35 kilos of bulk product, is currently held in our warehouse located at 252 West Cottage Avenue, Sandy, Utah.  The bulk product is currently held by Pristine Packaging, our third party packager, which will package it at such time as we receive additional orders.

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

These manufacturer/packagers sign a non-disclosure, non-compete agreement with us and thus, we are assured that they will not disclose our formula to anyone else.  We also feel comfortable in this regard in that these companies’ continued success is dependent on their ability to keep their customers’ formulas secret.

Our Business Plan over the Next 12 to 18 Months

Since we have now gotten our “foot in the door” of at least three large retail food chain stores, we now plan to spend more time developing relationships with retail food chain stores and probably less time and energy concentrating on Internet or drop-ship business sales.

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

During the fourth quarter we intend to become more aggressive in our effort to place more product with other large retail grocery stores, convenience stores and health food stores.  There is little doubt that future sales of our product will be driven by the amount of money we are able and willing to spend on advertising and with various retail distributors.  During the next 12 to 18 months, we will actively pursue enhancing sales.  For the time-being, with a retail price of $15.95 per box, our profit could range from $4.20 to $10.65 (depending on volume and wholesale prices).  As a result, we intend to focus our efforts on selling our own product in retail stores and on-line.  Already we have met with additional retail advertisers/marketers who have the ability, through advertising, to drive retail customers to our product when it becomes featured in nationally recognized food store chains.  Recently, we have been conducting “in store” demonstrations at all of our Albertsons and Harmons store locations.  The demos have been ongoing throughout the third quarter and will be finished by the middle of the fourth quarter. We have also started an advertising campaign in a Denver, Colorado, magazine.  The ad has already run in the October issue and is scheduled to run in the November 2008 issue and again in the January and March 2009 issues of “Denver Magazine.”  Whether more marketing and advertising is bought will be depend on the feedback we receive from these first new advertising campaigns, all of which are designed to send potential consumers to our newly redesigned website.

As set forth elsewhere herein, we also plan to advertise on other websites, links to other on-line retailers, specialty websites, and possibly specialty food magazines.

For further information in this regard, reference is made to our Annual Report on Form 10-K.

Our Current Marketing/Advertising Strategy

Because we are concentrating on getting our product in retail grocery and food stores chains, we have abandoned our effort to advertise on the Internet in any other manner than keeping our name viable in the Google and Yahoo! search engines.   Having said this, in order for our business to succeed, we additionally plan, among those things mentioned in our Annual Report on Form 10-K filed at March end 2008, and on an on-going basis, to:

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

Reference is made to our Form 10-K filed on Edgar which details our plans and strategies.

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

Express Obligation of Our Principal Shareholder to Finance Us and Our Business Plan Over at least the Next Three (3) Years .

Our principal shareholder, Uplift Holdings, LLC (“Uplift Holdings”), intends to provide us with sufficient funding, over at least the next two or three years, to pursue and carry out our business plan.  This includes whatever capital is necessary to keep us current in all of our reporting obligations. The only caveat with regard to this commitment is if it is determined by us and our majority shareholder within the next two or three years that our business plan will NOT work and cannot succeed.  If that occurs, and we can make no prediction about whether it will occur or not, our majority shareholder will likely elect to cease funding us. We have NOT entered into any formal, written agreement with Uplift Holdings that contractually binds or obligates it, in writing, to fund us for the next two or three years, though we consider this commitment on its part to be a legal obligation upon which we and our shareholders can rely. Having said this, we are always in the process of evaluating our business plan. At the expiration of two or three years, or earlier, and assuming that our business plan has NOT been successful, or even partially successful, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Uplift Holdings will then have to evaluate whether, and to what extent, it wants to continue to fund our operations and business plan, including our various advertising campaigns. During our third quarter ended September 30, 2008, Uplift Holdings advanced us an additional $45,000.  This figure is carried on our balance sheet as a liability.  See our financial statements in Item 1 above.  Subsequent to September 30, 2008, Uplift Holdings has not advanced us any additional money.

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

We have no “in-house” accounting personnel and must pay outside accountants to prepare financial records.  We also do not have an independent board or an audit committee.  We do not have paid personnel who work in inventory.  Accordingly, due to our current size and our lack of paid personnel at the present time, there is risk that we may not be able to create and maintain an effective control environment.  Having said this, and given that we are a start-up business and have only commenced significant sales of our product since the end of last year, or for some-nine months, our management, including our chief executive officer and chief financial officer, nonetheless assessed the  effectiveness of our internal control over financial reporting as of September 30, 2008.   Based on this evaluation and given our current limitations as a start-up company and the other, general or inherent limitations identified above, our management concluded that, as of September 30, 2008, we determined that, at the present time, our internal control over financial reporting was not effective based on those criteria.

Changes in Internal Control Over Financial Reporting.

We are currently in the development stage with insufficient working capital to employ personnel to carryout the daily operations.  All of our functions are currently carried out by our President with the exception of occasional temporary help and the assistance of outside professionals contracted to assist in the preparation of quarterly and annual financial statements and technical GAAP issues.  However, these professionals are not always aware of all business transactions and activities, especially non-cash transactions.  As a result, we have insufficient personnel to provide adequate segregation of duties related to the initiation, authorization/approval, and recording of financial transactions.  In addition, due to our current financial constraints and lack of personnel, we have not yet developed and implemented appropriate internal controls over financial reporting, including controls to ensure that all expenditures are recorded on our books, in the appropriate period and in a timely manner, not to mention controls over the recording and safeguarding of raw materials and finished goods inventory.  This is a result of the lack of implementation of a computerized or manual system to track inventory from purchase of raw materials and packaging to the shipment of finished goods.

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

None during the third quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLIFT NUTRITION, INC.
(Issuer)

Date:	November 13, 2008	By:	/s/ Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 13, 2008	By:	/s/ Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer

Date:	November 13, 2008	By:	/s/ Edward Hall
Edward Hall
Chairman of the Board