Form 10-K
period 2008-12-31
Uplift Nutrition, Inc.
filed 2009-03-31
CIK 1390705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark whether the issuer is not required to file all reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X] The issuer is not aware of any delinquent filers.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of the close of business on December 31, 2008, our fiscal year-end and as of the date of this annual report, the aggregate market value of the voting stock held by non-affiliates, an amount consisting of a total of 3,083,194 shares or approximately 12.74% of our total number of issued and outstanding shares, was considered to be valued at $1,849,916 or $0.60 per share.  This valuation is based on the recent market price of our stock, which had been approximately $0.60 per share.  Our stock is quoted on the OTC Bulletin Board under the symbol UPNT.OB.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

As of the date of this document, the Issuer had a total of 24,216,944 common capital shares issued and outstanding of which 21,133,750 are either "restricted” or “control shares” and otherwise owned and held by officers, directors or insiders. This figure of 21,133,750 shares includes 143,750 “control” shares owned and held individually by the principal of our majority stockholder as of December 31, 2008.  Since our year end, the principal of our majority shareholder acquired an additional 25,000 shares in the market, shares that are also deemed “control” shares.  The figure of 21,133,750 represents 87.26% of our total number of issued and outstanding shares.  See Item 12 of Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15 of Part IV below.

PART I

NOTICE AND DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein may be forward-looking statements that involve a variety of risks and uncertainties. Because we are a Smaller Reporting Company, however, the modified Form 10-K does not require us to list risk factors in this annual report.  Reference is made to Item 1A below titled “Risk Factors.”

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

TABLE OF CONTENTS

PART I

3

ITEM 1. BUSINESS.

3

ITEM 1A.  RISK FACTORS.

9

ITEM 1B.  UNRESOLVED STAFF COMMENTS

10

ITEM 2. PROPERTIES.

10

ITEM 3. LEGAL PROCEEDINGS.

11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

11

PART II

13

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.                                                                              13

ITEM 6.  SELECTED FINANCIAL DATA

15

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS.                                                                                                                                          15

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

25

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA.

25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.                                                                                                                          41

ITEM 9A AND 9A(T).  CONTROLS AND PROCEDURES.

41

ITEM 9B. OTHER INFORMATION.

41

PART III

42

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE .                                                                                                                    42

ITEM 11. EXECUTIVE COMPENSATION.

44

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                                                                                                       45

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.                                                                                                                                           47

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

48

PART IV

48

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

48

PART I

ITEM 1. BUSINESS.

Uplift Nutrition, Inc. (“Uplift” or “the Company”), a Nevada corporation, is the owner, developer, manufacturer, marketer and seller of new natural energy and health drinks called Active UpLift®, including other, related products.  We maintain a website at www.upliftnutrition.com. This product contains no caffeine or added sugar and, at the same time, contains substantial nutrients.

In February of our fiscal year, we received notice from  our trademark attorney that we would be issued a federal trademark and trade name with the U.S. Patent and Trademark Office on the phrase or name "ACTIVE UPLIFT," a phrase or depiction which, according to our research, is not currently being used in the health food or nutrition industry. Since our principal place of business is Utah, we are considering applying for a Utah trademark and/or service mark. See Item 2 of this Part immediately below titled “PROPERTIES.”

If the sale of our principal new and unique energy and health drink is successful, we will consider developing, manufacturing and marketing additional health and dietary food supplement products or acquiring rights to market other such products along with our own and which we would distribute under our own label.  In this regard, in addition to our Raspberry Lemonade flavored Active UpLift® product discussed in more detail below.

During the fiscal year, we finalized the development of an Apple Cinnamon flavored hot drink which we now sell on the shelves at eleven (11) Harmon’s grocery stores in the State of Utah.  We have also been working on the development of a green tea diet drink which is not at this time tested and ready to be marketed.  During the last half of our fiscal year, we developed the formula for a new ‘energy spray’ product that has now been tested and is ready to be placed in retail convenience and grocery stores throughout the nation.  We also spent time during the fiscal year finishing development and samples of a new health related drink product that should be available for sale to the public by the middle of the third quarter of this year.

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

As set forth below, the Ramptons soon thereafter sold 18 million of these restricted shares to our current majority shareholder for $17,000 in cash and the Ramptons retained a total of 1,965,000 restricted shares.  Copies of the documents evidencing this overall corporate transaction are together attached to our November 2, 2007, Form 10-SB registration statement as Ex. 10.1.  See  Item 2 below titled “PROPERTIES.”; see also Item 12 of this Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” which sets forth the stock holdings of our majority shareholder and the Ramptons.  In addition, the transaction involved or required the Ramptons to execute non-compete and non-disclosure agreements.  These agreements also comprise Ex. 10.1 to our Form 10-SB registration statement.

Even though the transaction with Nu Mineral Health was approved unanimously by the Company’s board of directors, this was NOT an arms length transaction given that Ms. Rampton was also, by then, serving on the board of the Company and was also acting as an officer.  See Item 13, of Part III below titled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.”

On September 25, 2006, we obtained a Pink Sheet stock symbol from the National Association of Securities Dealers, Inc. (NASD).  Between that date and February 2008, our stock traded on the Pink Sheets.  Because our Form 10-SB registration statement filed with the Commission in November 2007 became effective in early January 2008, we were able to obtain a symbol from the OTC Bulletin Board in early February 2008. That symbol is UPNT.OB and our common stock currently trades under such symbol.  See Item 5 of Part II below titled “MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.”

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

Current Status of the Company

Our current president, Mr. Gary C. Lewis, has been our president, chief executive officer and our chairman of the board since April 5, 2006. Mr. Lewis, directly and indirectly owns 1,000,000 “restricted” shares of our issued and outstanding shares.  Our secretary/treasurer and director, Ms. Jessica Rampton, owns 1,965,000 “restricted” shares, both directly and indirectly.  Finally, our vice president and director, Ms. Mary Ross, directly owns 25,000 “restricted” shares.  Our chairman of the board of the directors and a person who does NOT serve as an officer, Mr. Edward H. Hall, Sr., owns and controls directly and indirectly, and as of our year end, a total of 18,143,750,  (Since our year end, Mr. Hall has acquired an additional 25,000 shares in the open market.)  As a group, our officers and directors own or control 87.26% of our issued and outstanding common shares. See Item 12 of Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

We are not presently involved in any bankruptcy or insolvency proceeding of any kind and none of our officers and directors has been involved, directly or indirectly, in any bankruptcy or similar proceeding. Neither we nor any officer or director is involved in any pending litigation, nor is any litigation involving us or any officer or director threatened.

We have no subsidiaries or property other than what we acquired from the Ramptons/Nu Mineral Health and the improvements we, ourselves, have made to our new energy drink since June 2, 2006.  We are not involved in any joint venture with any other party. Other than the money we have been advanced by Uplift Holdings, our principal shareholder, we are not currently involved in any contract with any other person or entity. We are, however, looking at and deciding whether to enter into various advertising, marketing and vendor distribution agreements with various retailers.  This is something that we are doing on an on-going basis in the ordinary course of our business.

As set forth in our balance sheet in Part F/S below, we, as of December 31, 2008, had $4,200 in cash and approximately $8,000 in finished product available for sale.    As of the date of this annual report, we have approximately $583 in our checking account.

We maintain executive offices or facilities at the office of our president located at 4423 South 1800 West, Roy, Utah 84067.  We do not pay rent for these office facilities because their use is only nominal. We formulate and manufacture our new natural energy and health drink product at the warehouse facilities of a health food packager known as Harmony Concepts located in Weber County, Utah. For more information about our packager, reference is made to our Plan of Operation detailed below.  We do maintain a products liability insurance policy.

For and as of our year end, December 31, 2008, we had revenues of $4,200 with $22,674 in deferred revenue representing sales for which the right of return has not been determined or expired.  For and as of our year end, December 31, 2008, we had shipped approximately $26,800of product.  For and as of our fiscal year end, we had retail grocery store chain sales with Ralphs, Albertsons, and Harmons totaling approximately $23,000 and internet and other miscellaneous sales totaling approximately $3,800.   We believe that our retail sales during all of 2008 have been a notable accomplishment given that we have not been in business long and are essentially a start-up enterprise. Management cannot predict whether we will ever be profitable even though there is admittedly a large market for our product.

Between our December 31, 2008, fiscal year end and the date of this annual report, we have had an additional $760 in sales.

As of December 31, 2008, we had a net working capital deficiency of $715,400.  At the same time, we currently have a strong financial commitment for the funding of our business plan through our majority shareholder, Uplift Holdings.  This commitment is to provide us with sufficient funding over at least the next two years as necessary to carry out and implement our business plan.  This commitment may be less than two years if a determination is made during that period that our business plan cannot be successful.   We consider its generous commitment to carry out and implement our business plan over as long as the next 2 years a legal obligation, as does Uplift Holdings, even though we have no written agreement with it to this effect. We do not have a written agreement with Uplift Holdings to this effect because we believe that it has enough shares at this time and if we were to do so, such an agreement might require giving Uplift Holdings additional shares in the event that we default on our obligation to it, something that neither of us believes is necessary to provide for at this time.  If Uplift Holdings decides not to advance us additional funds for some unknown reason and yet our business prospects look positive, we may consider raising money by selling our common stock on a private placement basis.  No additional thought or consideration has been given to this prospect at this time.  If such occurs, existing shareholders would be diluted.

Even though we have products for sale for which there is undoubtedly a large market, because of the start-up nature of our business, there exists substantial doubt regarding our ability to continue as a going concern. See Part F/S below. No assurance can be given that we will become successful or that we will generate enough capital from sales to continue to finance various advertising campaigns, let alone undertake new advertising campaigns such as advertising in food magazines or in a variety of health food and nutrition venues. In this regard, reference is made to our "Plan of Operation" section below.

Our stock transfer agent is Fidelity Transfer Company located at 8915 South 700 East, Suite 102, Sandy, Utah 84070, phone number 801-562-1300, fax number 801-233-0589.  According to our records, Fidelity has been our transfer agent since our inception in the 1950’s.

As of the date of this document, we have 1,235 shareholders of record.  Fidelity Transfer Company has been our transfer agent since our initial public offering back in the 1950’s. We have but one class of stock issued and outstanding, that being common capital voting stock having a par value of $0.001 per share. As of the date of this document, there are 24,216,944 common capital shares issued and outstanding of which 100,000,000 common shares are authorized. We have no preferred shares authorized.  Of the 24,216,944 common shares currently issued and outstanding, our current slate of officers and directors own and hold or control, directly and indirectly, a total of 21,133,750 shares.  This figure represents 87.26% percent of our total number of issued common shares.  See Item 12 of Part III below.

Principal Products or Services Now Offered and Their Markets.

We are currently manufacturing and distributing two powdered drink products that are mixed with water.  These are:

Active UpLift® – Raspberry Lemonade flavored healthy energy drink mix

Active UpLift® – Apple Cinnamon flavored healthy energy drink mix

Distribution Methods of Our Products.

Our products are distributed by large distribution outlets throughout our market areas and through company personnel locally. Our Company representatives contact grocery distribution companies and/or retail outlets such as large and small grocery store chains as well as  convenience stores and their distributors.

Our efforts to get retail outlets interested in featuring our products are as follows:  We first go to the retail company representative that are in charge of, or assigned to, our product category and introduce our products to them personally.  We then let them taste a sample and solicit any questions or comments from them that they might have. After that, they may or may not want to put our products on their shelves. If they do, we will receive a purchase order for whatever quantity they want to purchase. Then we ship that order to them either by commercial trucking or private carriers like UPS and/or Federal Express. Then, representatives of the distribution company or an UpLift company representative goes store to store to check inventories and re-order when necessary.

Status of any Publicly Announced New Products or Services.

During the last half of 2008,we undertook a complete redesign of our Raspberry Lemonade store display box. The original one was nearly five years old and needed to be updated. Colors were changed and a complete redesign of the face was completed. We have now completed a reset and exchanged each of the old display boxes for new ones in all of the Harmons stores in Utah and the Albertsons stores in Colorado. Any new orders received via internet sales will receive the new display box.

We recently completed the redesign of our new Apple Cinnamon display box and will start replacing old boxes with new ones in the very near future.

We have completed the development of our newest product. This product is an energy spray formula that we expect to market during the first part of the second quarter of 2009.

We have also completed testing the final formula of our new health and nutrition drink mix and have started exploring the packaging phase or stage. We expect that this product will be available for sale through our website and also through company representatives no later than the end of the third quarter.

Government Regulation and Need for Governmental Approval of Principal Products or Services.

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

Applicability and Impact of Sales Taxes

With respect to the collection of sales taxes, we are informed by the Utah State Tax Commission that because we maintain an office in Utah (even though we are a Nevada corporation), we must collect sales taxes from all Utah residents who buy our product. We have obtained a Utah sales tax number for this purpose. Because we are a Nevada corporation, we are also considered to maintain an office in Nevada.  This means that we must also pay sales taxes for Nevada residents who buy our product.  We have applied for and received a Nevada sales tax number for this purpose.  Both states require filing quarterly sales tax returns.  Because we do not maintain an office in any jurisdiction other than Utah and Nevada, we are not, to our knowledge, required to collect sales taxes in or for any other jurisdiction. According to the Utah State Tax Commission, persons who buy our product outside of the State of Utah are supposed to pay a "use tax" to their own respective state taxing authority. Collecting sales or use taxes outside of the States of Utah and Nevada are therefore not our responsibility. Were we to open an office in another state, we would be required to collect sales taxes from purchasers of our product who reside in that state. At present, we only maintain an office in the State of Utah and technically, Nevada.  We will thus pay sales taxes in those two states to the extent we have purchasers of our product in those states.

Competition and Marketing Data and Information.

According to www.marketresearch.com, an independent industry research website, the energy drink market in 2005 was $4.3 billion.  This market experienced phenomenal growth of over 700% between 2000 and 2005. Teens and young adults remain the primary target of manufacturers, and marketers have thoughtfully positioned their beverages in the marketplace, creating an energy drink for every young lifestyle.  Furthermore, this group often visits convenience stores, “which sold nearly half of all energy drinks (off-premises) in 2004.”  Reference is made to www.marketresearch.com.

More recently, as stated in the Agri-Food Trade Service Executive Summary, January 2008, “the billion dollar energy drink market is the hottest segment in the beverage sector since bottled water.  This segment has been driven by grassroots promotions, a very well defined consumer base and proactive producers that have responded quickly and efficiently to the changing demands of consumers.”  See “The Energy Drink Segment in North America,” (http://www.ats.agr.gc.ca/us/4387_e.htm).

Specifically, “the energy drink market at retail is valued at $4.8 billion,” according to a new market research report from Mintel, which represents a 400 percent growth rate from 2003 figures. Rising sales can be attributed to the growth of the consumer market; in 2003, 9 percent of adults reported consuming energy drinks, while 15 percent did so in 2008. Energy drinks have quickly become a daily beverage choice, said Krista Faron, senior new product analyst at Mintel. “As more Americans use energy drinks, we've seen a rise in products being launched with innovative new ingredients, claims and consumer targets.” See “Energy Drink Market Exploding: Mintel,” 08/26/2008.

(http://www.naturalproductsinsider.com/hotnews/energy-drink-market-report-mintel.html).

According to a report by Global Industry Analysts,

“[B]everage groups will turn more production over to high margin, functional products over the next three years, to meet the growing demand for sports and energy drinks, according to a forecast report. The market demand is being driven by the growing consumer awareness of the need for healthier lifestyles. The market segment is expected to reach $39.2bn in value by 2010, currently led by the US where sales are expected to reach $17bn this year alone, according to the findings. Greater innovation in formulation is also expected, in a bid to attribute greater health and energy benefits that can be targeted to specific lifestyles and consumer demands,”

See  “Energy drinks market will grow, says report by Global Industry Analysts,” July 12, 2007 (http://www.beveragedaily.com/Industry-Markets/Energy-drinks-market-will-grow-says-report).

We anticipate that the next market opportunity will be in marketing a combination energy and nutrition drink to a mature and health minded target market, especially the 50-plus age group (baby boomers). This target group will be looking for a way to feel like they are in their 20’s or 30’s, without the caffeine or sugar negative effects. It is anticipated that they will want to replace their over the counter and other “feel better” pills with great tasting liquid nutrition. This “baby boomer” market could eventually surpass the existing billion dollar teen market. Just who these “baby boomers” are is discussed in the October 24, 2005 issue of Business Week Online, “Love Those Boomers” by Louise Lee,

Our principal energy drink product, Active UpLift® (see Item 2, “PROPERTIES” below), is unique in that it fits in the category of both an energy drink AND a health drink with NO added caffeine or sugar.

One of our competitor’s products, Ola Loa Energy Drink purports to be both an energy drink AND a nutrition drink. One important difference between this product and ours, however, is that Ola Loa is sweetened from fructose (sugar) and ours is not.  Another competitor, Emergen-C Energy Drink Powder, is mainly a Vitamin C boost and holds little no specific natural energy components and only a fraction of the daily nutrition components as contained in Active UpLift® (and Emergen-C contains added sugar). An up and coming popular product marketed by Lance Armstrong, FRS Powdered Energy Drink Mix, only indirectly promotes energy via antioxidants of which Active UpLift® contains several fold more than FRS (and FRS contains added caffeine).

Regardless of these competitors and several others, we have no way of accurately estimating the total health and energy drink market that our specialty product serves.  Based on the information and sources quoted above, we believe, however, that this market is substantial.

Because the overall health and energy drink market is enormous, the market for these items is hugely competitive. One can view our general competition by going to Google, Yahoo! or EBay and typing in “energy drink” or “health drink.”   These competitors and others who advertise on Google, Yahoo! and EBay sell energy and health drinks in varying quantities, most of which boast a unique feature.  Our product, by contrast, and which contains powder packages for 14 drinks, is currently offered on our website at $15.95, plus shipping and handling. This amounts to little more than $1 per drink.  None of the drinks we have been able to compare our product to on the Internet or in retail grocery stores sells for $1 or less.  Accordingly, we believe that the cost of our principal product is very competitive.

There is no shortage of products offered to "improve" a person’s health, nutrition and energy. In contrast to other, similar products on the market, our principal product, Active UpLift®, is a convenient and nutritionally complete dietary supplement which provides continuous natural daily energy through a proprietary blend of vitamins, minerals, herbs, antioxidants and amino acids.  We believe our primary product is unique in that, contrary to all the competition that we are aware of, Active UpLift® gives a person natural energy, complete nutrition, mental performance, healthy mood, athletic performance and healthy aging characteristics; more importantly, all of these benefits are provided in an all-in-one delicious drink with NO ADDED SUGAR OR CAFFEINE.  Virtually every competitive energy drink that we are aware of contains substantial amounts of sugar or caffeine.  Our products do not.

Other brands/competitors contain one or two of the several benefits we have listed, whereas Active UpLift® contains all of the benefits in one. Many brands/competitors are in a pill form or if in a drink form, they do not often taste good.  Active UpLift® is a convenient, good-tasting effervescent drink mix that people can integrate easily into their normal daily diet and substitute as their beverage of choice.  Many brands/competitors use sugar or caffeine to boost energy whereas Active UpLift® uses an “all natural” health approach to boosting daily physical energy and also mental clarity.

Sources and Availability of Raw Materials and Names of Principal Suppliers.

We have expanded the pool of available suppliers for all of our products currently being sold and the new products that are in the final development and manufacture stages. Harmony Concepts has continued to be our main supplier of both of our Active Uplift® flavors. We have maintained contact with a back-up supplier, American Co-Pack  in Southern California, if the volume becomes too great for Harmony Concepts to handle. Although Rocky Mountain Co-Pak (formally Pristine Co-Pac) continues to serve as our principal filler and packager, we have also identified at least two other local companies (Wasatch Packaging and Kimac Packaging) as back-up in case of problems with Rocky Mountain Co-Pak.  We have been working with Daishin Company in Springville, Utah to complete the final formula and packaging for our new energy spray product that we have developed. Just recently, we have identified both Wasatch Packaging and Kimac Packaging as back-up companies to mix, fill and package this new product in the event problems develop with Daishin Company.

For the new healthy dry powder product formula that we have been in the process of developing but have not yet perfected, we have discovered a new and revolutionary packaging that is environmentally safe and very convenient for the consumer to use. Currently, we have been working with two out of state manufacturers and suppliers of this new delivery system. After we make a final decision on the system, this newest UpLift product will be ready to manufacture and package and hopefully thereafter become well received in retail grocery and health food chain stores.

See also the subheading in our PLAN OF OPERATION section below titled “Mixing and Packaging.”

Dependence on One or a Few Major Customers.

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration.

We have no patents at the present time though we have a registered federal trademark or trade name of the phase “Active Uplift.”

We currently have no licenses, franchises, concessions, royalty agreements or labor contracts.

As disclosed in ITEM 7 below titled “MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS,” we have been negotiating with and have otherwise considered acquiring a license from one of our directors to market a new product separately and independently developed by this particular director.  Such a license agreement, if entered into, will likely involve nominal consideration to this director as a result of his insider status and his conflict of interest in this regard.  As of the date of this annual report, we have not entered into any such agreement.  Our understanding is that this director has consulted his own patent counsel and is considering applying for a formula patent of some kind.  Accordingly, as of the date of this report, we have nothing further to report in this regard.

Research and Development Costs During the Last Two Fiscal Years.

During fiscal 2007, we spent a total of $1,000 on research and development

During fiscal 2008, we spent a total of $7,300on research and development.

Costs and Effects of Compliance with Environmental Laws.

None; not applicable.  See Item 4 of Part I below.

Reports to Shareholders.

None in the last year; not applicable.  Reference is made to Item 4 of Part I below.

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

Facilities

We are currently using as our principal place of business the office address of our president, Mr. Lewis, located in Roy, Utah, a suburb of Ogden, Utah. We have no written agreement and pay no rent for the use of this facility. Even if we had the capital, because we are a start-up eCommerce and retail business, we have no current need or plans to secure commercial office space from which to conduct our business.  We also use the warehouse facilities owned by one of our directors to store our materials and inventory.  This is also at no cost to us.

Additional Information.

For more detailed information on our business and business plans, reference is made to ITEM 7 below titled “MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS.”

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

ITEM 1A.  RISK FACTORS.

Based on the new changes to Form 10-K, this item is not applicable to smaller reporting companies.  Having said this, we have, in the past, listed numerous risk factors in a previous Form 10-KSB filing and in our Form 10-SB on file on Edgar.  Persons interested in this item should refer to those documents.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None; not applicable.  See Item 9 below.

ITEM 2. PROPERTIES.

As disclosed above, in June 2006, we acquired all of the outstanding membership interests and assets of a Wyoming limited liability company known as Nu Mineral Health, an entity which we thereafter allowed to become dissolved with the Division of Corporations of Wyoming.  In that transaction, we also acquired all attendant intellectual properties and assets associated with it and its business.  Copies of the documents relative to this acquisition are together attached to our form 10-SB registration statement as Exhibit “10.1”.  This company and its assets have been used as a starting place or springboard from which we have been able to formulate, develop and create our current and principal product, Active UpLift®, which we have been enabled to formulate with the education and experience of Jessica Stone Rampton, a former owner of Nu Mineral Health.  As stated above, Ms. Rampton has assumed a position as a director and officer of us.  For further information about Ms. Rampton, reference is made to Item 10 of Part III below, our discussion of officers, directors and general corporate governance of the Company.

Summary of Our Acquisition Agreement with the Ramptons

The following is a summary of our June 2, 2006, Acquisition Agreement with the Ramptons and which identifies the rights and interests sold or acquired by us. For more specific information, reference is made to a full copy of the Agreement attached to our Form 10-SB registration statement as part of Ex. 10.1.

In exchange for the issuance, to the Ramptons, by book entry, of 20 million post-merger "restricted shares," the Ramptons conveyed all property belonging to their Wyoming LLC called Nu Mineral Health to us.  To cover all the bases, this also included conveying to us their 100% membership interests in the LLC itself.  The agreement also specifically listed certain assets by name.  These were:  All inventory, all claims to the name and trademark “UpLift Energy,” all rights in and to “Nu Mineral Health,” a Wyoming limited liability company, its then-existing website, all equipment, hardware, intellectual property associated with the UpLift Energy dietary supplement, and finally, two registered domain names that would be helpful when we modified the already-existing Nu Mineral Health website.  In exchange for this assignment and a bill of sale, we were obligated to issue the Ramptons 20 million "restricted" shares (which we did by means of book entry). The agreement does NOT involve or require paying the Ramptons any royalties.  At the same time, both Ramptons agreed to sign non-compete and non-disclosure agreements, both of which comprise Ex. 10.1 attached to such registration statement.  Though it is not specifically mentioned in our formal agreement with the Ramptons, Jessica Stone Rampton agreed to act as our chief science officer, as our secretary/treasurer and as a director of us.  See Item 10 of Part III below.

Other Properties

On September 22, 2006, we applied to the U.S. Patent and Trademark Office, through an intellectual property lawyer, for a federal trademark and trade name in and to the phrase or name “Active UpLift®”.  Our U.S. Trademark Application No. is 77/005,227. During our first quarter of our fiscal year, we received notice from our intellectual property attorneys that our application with the U.S. Patent and Trademark Office for a trade name and trademark on the phrase “Active UpLift” had issued and is now registered. This enables us to now put the small “r” with a circle around it next to the name of our product, something that we now routinely do on all of our shipping packages and boxes used in interstate commerce.

We have received no notice from any person or company that our claim to the phrase or term “Active UpLift®” in any way infringes on anyone else’s product or business.  While we can make no assurance that we will never receive any such a claim, we believe that since we have applied for the trademark and trade name with the U.S. Patent and Trademark Office and our application is public information, any person making any such a claim would likely have come forward by now.

During the year we contemplated filing with the U.S. Patent and Trademark Office for a federal chemical patent on our Active UpLift® formula. We have not as yet done so.  Currently, we are investigating what this might both cost and entail.

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

In sum, through our Acquisition Agreement with the Ramptons and with the continued help and expertise of Jessica Stone Rampton, we have obtained and further developed a substantially modified and improved health food and energy  product, namely, Active UpLift®, a product that we have been selling in interstate commerce since the end of December 2007 or for just over one year now.  This is not to ignore that during our 2008 fiscal year, we also finalized development of an Apple-Cinnamon flavored hot drink, a energy spray product and a health related powdered drink mix that will have a new name---and which we are almost ready to begin marketing. .  To date, we have contacted Maverick Country Stores and a large convenience store distributor to begin selling these new products as soon as we have them ready. Our Raspberry Lemonade favored drink is currently being sold in over 400 Ralph’s and Albertson stores throughout the west and southwest. So far, we have only placed the new ‘Apple Cinnamon’ flavor in local Harmon’s stores to test the market before we expand this product into the other retail outlets.

As of the date of this annual report, we are developing some new or related products but are nonetheless concentrating on selling the two (2) products that are fully developed and ready for sale and for which we believe there is already a substantial market.

Our Chief Science Officer has spent much of the last half of 2008 developing our new ‘spray energy’ product which is now complete and ready for sale. All of the packaging has been completed and we are currently in negotiations with Daishin Corporation  and others to determine the cost of and then begin production.

In conjunction with one of our directors, we have been working on the development of a new and unique health and nutrition drink.  Because of our mutual belief in the viability of this new product and because we lack the capital to do so ourselves, this particular director has agreed, at his own expense, to hire intellectual property counsel and to apply and pay for filing, with the U.S. Patent and Trademark Office, a materials and ingredients patent in his name.  As the reader may be aware, patents must be filed in the names of individuals, not companies.  This will be an expensive undertaking that this director has agreed to assume.  At the same time, being the legal owner of this new technology, this director has agreed to turn around and license this technology back to us.  Since this individual will likely pay considerable legal and other fees and costs in pursuing such a patent, the written license agreement that we only recently entered into with him provides for a small royalty of net sales payable to him in the event that we become profitable and this new product generates significant company sales.  Given the risk that this individual is taking in agreeing to pursue the patent process at his own expense, a risk that may ultimately redound to our benefit, we believe that this arrangement is more than fair.  It has also been approved by all disinterested directors.  A copy of this license agreement is attached to this annual report as Exhibit “10.1.”  See Item 15 below.  When we entered into this agreement on March 10, 2009, we did not file a Form 8-K attaching this agreement because we believe that this agreement is neither material nor a material event, particularly when it remains to be seen whether we will ever be obligated to pay any royalties to this individual.  In entering into and approving this agreement, our disinterested directors believe that they have complied with applicable Nevada law, specifically, NRS 78.140 titled "Restrictions on transactions involving interested directors or officers; compensation of directors."

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

ITEM 3. LEGAL PROCEEDINGS.

There are presently no pending legal proceedings to which the Company or any officer, director or major stockholder is a party or to which us or our products are subject and, to the best of our knowledge, information and belief, no such actions against us are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any report, proxy statement or information statement to security holders during the 2008 fiscal year.  We did issue a press release in early December 2007 in which we announced landing a sales agreement with a California grocery store chain, a significant accomplishment considering that we are start up business and had no significant or meaningful sales before that occurred.  This press release was also followed up with a Form 8-K that we also filed in early December 2007.  On March 21, 2008, we issued a second press release announcing our obtaining of an OTC Bulletin Board symbol, our having established retail relationships with Ralphs, Albertsons and Harmons grocery store chains, and our plans to sponsor the Salt Lake City Marathon in April of 2008.

We have a website, which is www.upliftnutrition.com, and if there is anything significant that a shareholder or investor should know, in addition to what we include in our periodic reports filed with the Commission, we will consider posting such information on our website.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

During early February of 2008, our stock became quoted on the Over The Counter Bulletin Board under the symbol, UNPT.OB.  For each quarter of our fiscal year, the trading activity in our stock on the OTCBB was as follows:

	CLOSING BID			CLOSING ASK
2007	VOLUME	HIGH	LOW	HIGH	LOW
JAN. 3 THRU MAR. 31	110,575	$.045	0	$0.76	0

APR. 1 THRU JUNE 30	85,552	$0.66	$0.30	$2.00	$0.51

JULY 1 THRU SEPT.30	108,988	$0.61	$0.30	$0.73	$0.52

OCT.1 THRU DEC. 31	132,853	$0.69	$0.52	$0.75	$0.60

NOTE: THE INFORMATION ABOVE WAS COMPILED WITH CARE FROM SOURCES BELIEVED TO BE RELIABLE BUT NEITHER PINK SHEETS, LLC, NOR THE OTC BULLETIN BOARD CAN GUARANTEE THE ACCURACY OF OR WARRANTEY OF THIS INFORMATION’S USE FOR ANY PURPOSE.

NOTE: PRICES INDICATED ABOVE HAVE NOT BEEN ADJUSTED FOR STOCK DIVIDENDS OR SPLITS.

NOTE: THE ABOVE BID AND ASK QUOTATIONS REPRESENT PRICES BETWEEN DEALERS AND DO NOT INCLUDE RETAIL MARKUP, MARKDOWN OR COMMISSION.  FURTHERMORE, THEY DO NOT REPRESENT ACTUAL TRANSACTIONS.

As of our year end and as of the date of this annual report, there are a total of 24,216,994 shares issued and outstanding, a figure which does NOT include 329,501 shares held “in reserve” by our stock transfer agent since February 2007, shares that relate to a lost instrument bond.  Because these 329,501 shares are held “in reserve” or in a special reserve account established by our transfer agent for our potential liability for the replacement of a lost certificate, these shares are not reflected as either issued or outstanding.  As of the date of this annual report and EXCLUDING the 329,501 shares held “in reserve,” 3,883,244 shares, or approximately 12,74% of our issued and outstanding shares, are held by non-affiliates and may be sold without restriction. In fact, according to our stock transfer agent, such shares appear to have been issued and outstanding since 1994 or for some-15 years. These shares may be considered what constitutes "the float," that is, the number of shares that can freely trade in interstate commerce. At present, our majority stockholder and our officers and directors do not own or control any shares, directly or indirectly, that are not "restricted" or so-called “control shares.”  Having said this, it should be noted that the sole member and manager of our majority stockholder, namely, Mr. Edward H Hall, Sr., a person who also serves as our Chairman of the Board (but not as an officer) does directly own or control, as of the date of this document, a total of 168,750 shares of our stock, all but 80,000 of which he acquired through, or in, open market purchases.  Of these 168,750 shares, all but 80,000 are considered “control shares” and cannot technically be re-sold by Mr. Hall without his filing a Form 144 and otherwise formally reporting any such disposition on a Form 4, for example.  Mr. Hall’s remaining 80,000 shares are “restricted.”  See Item 12 of Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

As stated above, we currently have no outstanding warrants, options, incentive stock option or employee compensation plans of any kind or nature. At the same time, and though there are currently no plans to do so, no assurance can be given that such derivative securities will not be issued in the future, particularly if there is a good business reason to do so.

Having obtained an OTCBB symbol in early February 2008, there are, and have been, NO plans, proposals, arrangements or understandings with any person, including any securities broker-dealer or anyone associated with a broker-dealer, concerning the development of a trading market in our common capital stock on the OTCBB. Moreover, we have had NO discussions with anyone, to date, in this regard.

Holders

According to our stock transfer agent, Fidelity Transfer Company, as of the date of this annual report, there are 1,235 holders of record of our common capital stock.

Dividends and Dividend Policy

Our Board of Directors has NOT declared or paid cash dividends or made distributions in the past and we do not anticipate that we will pay cash dividends or make distributions to shareholders in the foreseeable future. We currently intend to retain and invest future earnings, if any, to finance our operations.

The holders of our common stock are entitled to receive such lawful dividends as may be declared by the Board of Directors. As of this date, no such dividends have been declared nor does management believe it likely that dividends will be declared in the near or distant future. The payment of any future dividends will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions. As a result, there can be no assurance that any dividends on common stock will be paid in the future. We also have no redemption or sinking fund provisions applicable to any shares of common stock.

Description of Securities

Our authorized capital stock consists of 100,000,000 shares of common capital stock, $0.001 par value, of which 24,216,994 shares were issued and outstanding as of our fiscal year-end, December 31, 2008.  The same number of shares is also issued and outstanding as of the date of this annual report.

As of our December 31, 2008, year-end, including the date of this Annual Report, there are NO options, warrants, stock appreciation rights, or other rights of a similar nature outstanding which currently obligate us to issue any additional common stock to anyone.

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

Securities Authorized for Issuance under Equity Compensation Plans.

We have NOT authorized any securities for issuance under any equity or other compensation plans of any type or nature, inasmuch as we have NOT adopted any such incentive or compensation plans and have no intention, at present, to do so.

Recent Sales of Unregistered Securities.

None.

Use of Proceeds of Registered Securities.

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers.

The Company has NOT purchased any of its own securities since current management acquired control of the Company in 2006.

The owner of our principal stockholder, however, Mr. Edward H. Hall, Sr., did purchase 63,750 (143,750 – 80,000) shares for his own, personal account during 2008 and promptly filed Form 4’s and a Form 5 reporting all such purchase transactions.  So far in 2009 and as of the date of this report, Mr. Hall has purchased an additional 25,000 shares in the open market.  See the Form 4’s filed by Mr. Hall on Edgar.  These “control” shares are owned and held by Mr. Hall in a personal and individual capacity and will NOT be retired or canceled by the Company in any fashion.

Stock Transfer Agent

Fidelity Transfer Company ("Fidelity") is our stock transfer agent and has served as such since our initial public offering in the mid 1950's. Fidelity is located at 8915 South 700 East, Suite 102, Sandy, Utah 84070, phone number 801-562-1300, fax number 801-233-0589.

ITEM 6.  SELECTED FINANCIAL DATA.

Responding to this item is not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS.

We are a start-up, internet-based eCommerce company that offers and sells a new natural energy and health drink called Active UpLift® in two different flavors.

During 2008, we also finished our development of a new “energy spray” product and are now ready to start production.  Our first placement of this product will be in local Maverick Stores to test the retail sales market. This new product will come in four flavors and should be available no later that early in the second quarter of 2009.   As a result of these efforts, research and development expenses increased $6,300 to $7,300 in 2008 from only $1,000 during 2007.

In addition to offering our products for sale on-line, it is also our intention to do what is necessary to continue to get our new products carried in retail grocery and health food stores around the country.  In this regard, we have made substantial progress over the last year.  As a result of our significant retail store placement successes, we do not anticipate relying on the Internet for the majority of our business.  Our website is www.upliftnutrition.com and it is hosted by www.godaddy.com.

Our first product, Active UpLift®, was only suitable for offer and sale in interstate commerce, and on a retail basis, as recently as a year ago.  As a result, we were not able to generate virtually any revenue during 2007.  During 2008, we generated or realized $4,300 in revenue net of discounts and coupons  from the sale of Active UpLift®.

As of December 31, 2008, we had shipped 130 cases of Active UpLift® for placement in 105 Ralphs grocery stores.  As of the date of this document, we have shipped another 125 cases of Active UpLift® to a distribution center in Oklahoma to be placed in 135 Albertsons grocery stores throughout Colorado and Arizona.  We have also shipped 37 cases of both flavors of  ActiveUplift® to several Harmons grocery stores in the State of Utah.  What product is not sold can be returned to us by the retailer and the retailer’s account with us credited accordingly. If all of this product is sold in the Ralphs, Albertsons and Harmons stores, we expect to generate total revenue of $26,300.

Each of the foregoing store placements requires a certain amount of money to be spent on advertising.  Accordingly, at the end of 2008 we had completed ‘in store’ demos in all the store locations that carry our product for sale.. We have been and are scheduling more local and regional sporting events such as runs conventions and other events that are heavily attended and in which we will act as major sponsors.  We have also placed ads in regional magazines and periodicals throughout our market regions.  What we anticipate budgeting for this type of expense is set forth in the discussion below concerning our budget for 2009.   These promotional activities included not only advertising dollars but contribution of product samples, give aways, coupons and retail store cooperative advertising that increased our marketing expense $64,800 to $82,800 from $18,000  for the years ended December 31, 2008 and 2007, respectively.   Of the $64,800 increase, $48,000 represents product used in demonstrations, free samples, and give aways in connection with sponsorship of events; $8,600 was paid as sponsorship fees, with the remaining $8,200 representing an increase in printing related to coupons and other advertising costs.

We have issued over 26,000 coupons for discounts on products purchased at various retailers.  However, we have only experienced a redemption rate of less than 1%.  In addition, all coupons issue to date expired as of September 30, 2008 with the exception of approximately 300 coupons which, based on our experience, would not be considered a significant cost.

General administrative expense increased $22,000 to $44,300 from $22,300 for the period ended December 31, 2008 and 2007, respectively.  The majority of the increase was a result of  $6,100 in cost related to executive business reimbursements, $8,000 in meals & entertainment, travel and miscellaneous business expenses and $6,300 in research and development costs.

For the year ended December 31, 2008, we also incurred $12,400 in a provision for non-collectible receivables related to a contractual receivable for reimbursement of a business expenditure recorded during the 3rd quarter of 2008.  In December, management determined that collection of the receivable would be unlikely without legal action and therefore the amount recoverable would not justify the legal expense.  As a result, management recorded an allowance for the entire balance.

Cost of Goods sold increased of $6,200 to $12,600 for the year ended December 31, 2008 from $6,400 for  the year ended December 31, 2007.  This increase is a result of an increase in cost of goods sold in relation to the increase in sales, however, the largest part of the increase is a result of the Company’s decision to write off box inventory of approximately $6,000 upon design receipt and  distribution of new box inventory.

Liquidity and Capital Requirements

As of our fiscal year ended December 31, 2008, we had $4,200 in cash. As of the date of this annual report, we have approximately $583 in our checking account. What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is provided by our majority shareholder. Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe that it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such. Uplift Holdings’ loans are considered or designated by us as "advances," inasmuch as they do not require that we pay interest payments unless demand is made to do so. While we accrue interest or keep track of what it is, at present, we have no way of paying any interest payments to Uplift Holdings.  As of  December 31,

2008,  we have accrued $26,789 in interest due and owing to Uplift Holdings.  In the event we modify our oral agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments. Though we have nothing definitive in writing with our majority shareholder, we consider Uplift Holdings’ obligation to advance us the money necessary to carry out and pursue our business plan a legal obligation of it upon which both we and investors can rely.

We will be able to satisfy our cash requirements for not only the next 12 months but at least for the next two (2) years in that our majority shareholder has committed itself to advancing what funds are necessary for us to carry out and pursue our business plan, a commitment that will also satisfy all our cash requirements and keep us current in our 1934 Exchange Act reporting obligations for at least the next 2 years. We believe that this time period is consistent with the disclosure in our PLAN OF OPERATION described below in that we believe that within 2 years, we should be able to successfully carry out our business plan. If a determination is made by management within the next two years that we will NOT be successful and that our business plan is or will be a failure for reasons which we can only imagine, our majority shareholder will likely elect not to advance us any more funds.  See the section titled "PLAN OF OPERATION" below. Having said this, we are unable to guarantee that at the expiration of two years from now, and assuming that our business plan is NOT by then successful, that our majority shareholder will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that our majority shareholder will NOT continue to advance us funds beyond the next 2 years, particularly if it appears that we will indeed be able to successfully carry out our business plan if we continue beyond the next 2 years. If our majority shareholder does not desire to loan or advance us sufficient funds to continue for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.  It is possible, however, that we would consider a private placement of our shares, the form of which we also cannot predict at this time.

Our Budget over the Next 12 Months

The amount of money necessary to implement and carry out our business plan over the next twelve months is as follows: The cost of maintaining our website hosted by www.godaddy.com is currently a mere $9.95 per month. Over the next year, we have budgeted between $8,000 and $10,000 to be spent in legal fees. With respect to our annual "in-house" accounting and outside, independent auditor fees and costs, we have budgeted as much as $8,000 to $10,000.   We are also budgeting Edgarization costs and fees of at least $250 per quarter and $600 for our annual report.  In the normal course of our business and having now completed the registration process with the Commission, we anticipate spending at least $1,000 per year on Edgarization costs and expenses. We have also budgeted approximately $1,000 per year in annual transfer agent fees and costs, part of which is our annual stock transfer agent maintenance fee. Other transfer agent costs and fees will ordinarily be the obligation of each shareholder submitting his or her shares for transfer.  We maintain a products liability insurance policy at a cost of $3,500 per year. This policy is to be renewed in February 2009. The terms of the policy covers any and all existing or new products that we may take to market throughout the year.  Because we are now a fully reporting company, we anticipate that as much as $190,000 per year shall be necessary to satisfy our minimal cash requirements. We anticipate spending approximately $100,000 on advertising, $30,000 on insurance and other operational expenditures, $40,000 on new product inventory and $20,000 for legal and accounting fees and expenses.  These are just estimates at the present time and we can make no absolute assurance that these amounts of money will be so spent during 2009.

Last November 2008, we contracted with a professional web designing company to completely redesign our website and prepare a more aggressive marketing campaign through the website. As a result, we will be starting a new internet marketing campaign called ‘try it free’ which will give anyone interested in our products the opportunity to try them for free. All that is required is that they pay a small shipping and handling fee of $6.95. We will also have a new ‘auto ship’ program on our website which will eliminate shipping and handling charges if the customer goes on a monthly ‘auto ship’ program for at least one month.   This particular budget item is in addition to those in the preceding paragraph.

Now that we are supplying our product to at least 3 retail grocery store chains, it is incumbent upon us to come up with a retail store budget. In this regard, we have learned that most retail stores require a certain amount of advertising to coincide with their carrying our product in their store.  Having only recently obtained retail opportunities with at least 3 retail grocery store chains, we are committed to devoting enough capital to advertising in order to satisfy any such retailer. In this regard, we anticipate spending $100,000 during 2009 coordinating a marketing/advertising campaign with retail stores that carry our product.  As of the date of this document, we have now shipped product to over 350 retail outlet stores throughout the West.  We have thus had to prepare a plan for marketing and advertising that coincides with these significant new developments. Throughout the last half of 2008, we undertook an ‘in store’ demo campaign at all of our then-existing product locations. This took almost 6 months to complete and helped increase sales. While doing these campaigns, we were also re-designing our website to take better advantage of the rapidly growing internet sales market. As of now, we are continuing to plan and schedule ‘in-store’ demonstrations at a certain number of stores each Saturday. These demonstrations have been intended to give potential buyers a taste of our product; we also intend to talk to them and educate them about the proactive effects of Active UpLift®. In selected regions we have  followed  these efforts up with an aggressive advertising campaign that have included disseminating written print material in publications, sponsoring regional sporting events, and using each such chain store’s coupon advertising campaigns.

For information on the cost of manufacturing and packaging our product, reference is made to our PLAN OF OPERATION section below.

Our majority stockholder is currently our sole source of financing.  This stockholder has agreed to finance us and our business plan through at least the next 2 years, provided that our business plan has every potential or prospect for success during that period.  In this regard, we have a

$10,000 credit limit on a corporate or company credit card.  The principal of our majority stockholder has also lined up a $20,000 line of credit for our benefit, a line of credit on which, as of this date, he is the only signatory.  Because we have a financial commitment from our majority stockholder sufficient to carry us through the next 2 years, we do not require any additional funding or financing sources at this time. Having said this, if we are able to generate the sale of a mere 10,000 boxes of our product per month, we believe that we can break even. If we are able to generate sales of more boxes per month, we can cover limited advertising expenses each month. Since few know who we are (even in light of the Ramptons’ history in the business) and since we and our new products are in large part unknown, we are hopeful that, if we do indeed make headways and inroads into retail stores, we may be able to accomplish this short term goal by the middle of our 2009 fiscal year.

Contingency Planning.

We have few assets and limited capital, with no operations and no current sources of income.  Any funding for emergencies is anticipated to be advanced by our majority shareholder.

Off-Balance Sheet Arrangements.

None; not applicable.

Effect of Current Economic Conditions

Obviously, current economic conditions are hurting all businesses, not to mention retail outlets and retail sales overall.  Since much of the effects of the current recession have only become apparent in the last few months, we are not in a position at this time to predict the recession’s effects on our overall business plan and plan of operation, not to mention our 2009 sales.  No retail company that we know of is making any such predictions.  We suspect that sales in 2009 will be slower than they might otherwise be, simply because that is what is happening to everyone else.  Accordingly, absent other factors, we suspect that sales during 2009 will not grow or “take off” as they otherwise might.

It is also our belief that Active UpLift® is considered a ‘boutique’ product that will sell well as long as the economy does well and the public has extra expendable income. Although we are still experiencing sales on a regular basis, the current recession may likely have a negative effect on future Active UpLift® sales.  That is why we have spent so much time developing our new energy spray product. Contrary to what Active UpLift® may be considered, the particular market that we will seek to attract with our new energy spray is considered to an ‘impulse’ market.

PLAN OF OPERATION

Our principal business plan is to promote, market and sell our new powdered natural energy and health drink, Active UpLift®, through traditional retail distributors, who, in turn, will supply our product to retail health and food stores. We feel that our best markets will be large food store chains and specialty health food outlets. This assumption has proven to be correct so far in that we now have relationships with 3 large retailers and their distributors. We intend to compliment this marketing strategy by continuously offering this product and other newly developed products on and through the Internet.  Because Active Uplift® is a new and improved product and we are essentially a start-up enterprise, the dietary supplement and nutrition industry is in large part unfamiliar, at this stage, with Active Uplift®, not to mention our other new products ..Having said this, and with the direct help of our consultant, Mr. Bruce Miller, discussed immediately below, as of December 31, 2008, we had shipped 130cases of Active UpLift® for placement in 105 Ralphs grocery stores.  Since then we have shipped another 145 cases of Active UpLift® to be placed in 137 Albertsons grocery stores throughout Colorado, Arizona, Texas and Florida.  We have also shipped 37 cases of our new Apple-Cinnamon hot drink product to Harmons grocery stores in the State of Utah.

As we disclosed in last year’s annual report, in 2007 we retained, as a consultant, the services of Bruce Miller, a retired executive with Smiths Foods, to head up our marketing campaign. Since then, Mr. Miller has been in the one responsible for placing our principal product, Active UpLift®, in over 200 stores throughout the west. Having just begun our operations at the tail end of 2007, we feel that this is a remarkable accomplishment in such a short period of time.  As a result, we also feel that Mr. Miller has become a very valuable asset in the overall plan to take us into profitability.

 In mid 2008, we undertook the redesign of the Raspberry Lemonade display box and Mr. Miller was asked to help us with the re-design. As a result, Mr. Miller suspended his plans and efforts to expand our presence in other retail stores until this task was completed. Now that that has been completed, Mr. Miller has resumed his marketing efforts. As of the date of this document, he has been successful in establishing a relationship with Henry’s Health Food Stores located in California and Texas. Because of his efforts, we expect, though cannot guarantee, to ship some product to Henry’s within the next six weeks.

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

Mixing and Packaging

We currently use a Weber County, Utah, company known as Harmony Concepts to mix our Active UpLift® product from pharmacopoeia grade raw ingredients.  “Pharmacopoeia grade” is a measure of an ingredient’s purity and sterility.  After Active UpLift® product been processed, it is sent in airtight containers to Rocky Mountain Co-Pak, also Salt Lake City company, who packages the mix or powder into individual foil packets.  From there, the foil packets are packed into display or colored retail boxes that we created and designed for such purpose.  As stated elsewhere herein, each display or colored retail box did contain 15 but now contains 14 individual packets of product.  This was done to reduce our costs. Ten (10) of these colored retail boxes comprise a shipping box. This is currently done at a cost of 8 cents per foil packet.  Fourteen (14) of these individual packets are then placed into each of our colored retail display boxes.  These “14 packets per box” are placed into the shipping containers that hold 10 of our colored retail display boxes each.  This is how the product is currently shipped, packaged and otherwise prepared for shipment.

There is an 18-month shelf life after Active UpLift® is packaged.  As a result, we are reluctant to manufacture, package and store too much product at one time.  We need to be able to adjust our product ordering and packaging to the actual sales we have secured and in realistic anticipation of what orders may be over the next short period of time.

Since we are currently anticipating getting more retail orders than Internet orders, something of which we can make no assurance, we have since obtained pricing from American Co-Pack in Los Angeles, a large product packaging company.  While Rocky Mountain Co-Pak charges about 8 cents to fill each foil packet, American Co-Pack, in the event of large orders on the nature of 250,000 or more, will be able to perform this service much cheaper.  American Co-Pack, when and if the occasion arises, will also be able to ship product in large pallets to retail grocery distributors around the country.  Until we receive the anticipated retail orders, we plan in the meantime, to continue shipping drums of mixed product to Rocky Mountain Co-Pak, as needed, which will hold the same in its warehouse until we give them further instructions.

These manufacturer/packagers sign a non-disclosure, non-compete agreement with us and thus, we are assured that they will not disclose our formula to anyone else.  We also feel comfortable in this regard in that these companies’ success is dependent on their ability to keep their customers’ formulas secret.

Our Colored Retail Boxes and Bar Codes

When we first acquired Nu Mineral Health, we used the original colored retail box for our Active Uplift® product that the Ramptons and Nu Mineral Health had designed back in 2005.  Since acquiring Nu Mineral Health, we have updated our colored retail box for Active Uplift®. The Ramptons and Nu Mineral Health paid over $5,000 for the original display box design and, last year, we paid an additional $3,000 to have it additionally modified. Our boxes are made by a local company called International Paper Box Company.  Currently, it charges us between 28 and 45 cents per Active Uplift® box, depending upon volume.  We are not dependent upon this company for this purpose and there are several other companies than can manufacture our box for us.

During the third quarter of 2008 and as we disclose above, we redesigned Raspberry Lemonade box once again. This was a complete re-design with color changes and graphics changes. We have now completed the change over to the new boxes in most retail stores and are just waiting for customer feedback before we start the redesign of the Apple Cinnamon box. The Apple Cinnamon box will likely look the same as the new, Raspberry Lemonade box but will be red instead of purple.

Last year, we purchased our own bar codes so we would be able to better control our product inventory.  This also enables us to have more codes ready in the event that we introduce new products to the market. The Bar Codes were applied for at a cost of $750 for 2,000 individual identifying numbers.

As of the end of 2008, we completed the design and packaging of our new ‘energy spray’ product. We have used very bright colors and will identify each of the four flavors with a different bright color. Grape, for example, will be colored purple to reflect the purple color of grapes and Cinnamon flavor will be colored bright red to represent the hot taste of cinnamon. We have also designed a plastic display box with the same bright colors that will represent each flavor with its own distinct, bright color.

Processing Orders

Active Uplift® comes in our colored, retail box that now contains 14 foil packets.  Each packet contains the powder that is mixed with water to make one (1) Active UpLift® drink.  One box of our product sells for $15.95 on-line, plus shipping and handling.

Our modified website has an active and operational shopping cart that accepts American Express, Visa, MasterCard, Discover Card and other, less known credit cards, including PayPal. Once an order is placed on-line, we receive an email from our credit card processing company.  We then go in our website Control Panel and process the order.  From there, we can print off U.S. Postal Service labels, etc.  Our website is currently set to accept all orders without our having to manually accept a credit card purchase order.  (We would only change this setting if we were out of product, an event that has not yet occurred.)  On-line Visa and MasterCard orders are currently processed directly through I-Payment, a large credit card transaction clearing or processing firm.  On-line American Express and Discover card transactions are processed through I-Transact, an affiliate of I-Payment, which has salesmen and which provides more direct transaction services and assistance.  Within 3 to 5 days of an order, the money is directly deposited in our bank account by I-Payment or I-Transact, as the case may be.  These services dispense with processing credit cards ourselves and we believe more than justify paying the required $10 monthly fee, a $5 per month statement fee, and a 2.16% transaction fee for each credit card sale.  If and when on-line sales increase, if they do, the transaction fee percentage is reduced.

For larger orders, and large retail distributor orders in particular, we anticipate getting invoices faxed or emailed to us directly.  At that time, we determine how to fill the order depending upon the size and location of the order.  Retail distributor orders are NOT processed through our website but directly with and through us.  During 2008, we received orders directly from Ralphs, Albertsons, Harmons and Maverick convenience stores.  These are specialty orders and were therefore NOT handled through our website.

As a requirement of retailers placing orders with us, we sign distributor agreements with either the stores directly or with their respective distribution warehouse or agent where the product will be stored until the retail stores actually need and retrieve it from that location. All of these agreements are similar in content, purpose, and effect. Those we have received and signed have a ‘let out’ clause.  What this means is that if we don’t advertise and market the product to help start and support sales and the product doesn’t sell, the retail store has the right to send it back to us and charge us back for the product sent back.  During fiscal 2008, we had no charge-backs or returns of merchandise.  In the event that our products do not sell, the standard distributorship agreement we have entered into with Ralphs’ and Albertsons’ distributors allows them to charge the product back to us and then return it to us at our cost.  As of  the end of  2008, we had received no “charge-backs” or requests for return of merchandise. As the date of this document, we still had not received any product returns or “charge-backs.”

Shipping and Handling

When we receive an on-line or Internet order, we typically print off a U.S. Postal Service label. Our system allows us to input proper postage on the label, which is $4.95 per shipping box.  This allows us to send the package to our customer by Priority Mail.  Currently, we have sufficient inventory on hand to ship on-line orders directly from Roy, Utah, our corporate headquarters.

For those on-line orders we process and ship directly from our Sandy, Utah warehouse, our mailing label is placed on a shipping box at the warehouse or outlet where we store Active UpLift® product. Upon advice of our intellectual property counsel, we also place our own return address label on the package which contains or is conspicuously identified by the inscription "Active UpLift®." According to counsel, this is necessary in order to demonstrate to the U.S. Patent and Trademark Office that we are using the trademark, service mark or trade name "Active UpLift® in interstate commerce, thereby entitling us to this federal trademark and trade name. See heading in Item 2 above  titled "PROPERTIES." Further, each order includes or encloses an informational brochure that talks about our product. Once our shipping label process is complete, one of our officers or directors drops the package by the U.S. Post Office or we give it to the mail carrier when he comes by during the day.

The average on-line order of Active UpLift® is one or two of our 15-packet colored retail boxes.  See the pictures on our website, www.upliftnutrition.com.  The U.S. Postal Service provides shipping boxes for this purpose at no cost to us.  Each colored retail box of our product holds 15 foil packets.  In the event that we have an order that is too large to be shipped in a U.S. Postal Service box, we would obtain appropriate shipping boxes from a local company known as Flex Pack.  We believe it is the best and least expensive supplier for this purpose.

At such time as we obtain any large retail orders of Active UpLift® in places like California, we will likely “drop-ship” our product from American Co-Pack, a large Los Angeles-based packaging company which has given us good pricing for orders exceeding 250,000 foil packets of Active UpLift® product.  In the meantime, Rocky Mountain-Pack in Salt Lake City has agreed to fill our foil packets with product, 14 of which go in each colored retail box of product at an Internet sale price of $15.95 per box.  Only in the event that we get some very large retail orders will we use American Co-Pack to fill and ship very large orders such as 200 cases to retail distributor outlets in California.  We are not set up with American Co-Pack as yet and this will only occur if and when we communicate any such large order to them.

With regard to the large retail orders we have recently received, these have been shipped from our “warehouse” located at 252 Cottage Avenue, Sandy Utah 84070, to the distribution centers by commercial freight carriers. The freight charges are usually paid by the customer, but on some occasions, if the orders are large enough, we will ship the product ‘prepaid’.

Inventory

As of December 31, 2008, our year end, we had approximately 165 shipping boxes or containers in inventory and ready for packaging. As of the date of this document, we have only approximately 172 cases  of product on hand in inventory.

As to who mixes and then packages our Active UpLift® product, reference is made to the subheading above titled “Mixing and Packaging.”  As stated in such section above, we do not mix an exorbitant amount of product inasmuch as our Active Uplift® product only has a one (1) year shelf life at best.

As of this date, Rocky Mountain Co-Pak has about 8,500 shipping boxes ready to be filled as product is produced by Harmony Concepts. However, we only order when we run low on inventory due to the time sensitive nature of our Active Uplift® product and we want everything we ship to retail outlets to be fresh and have as long a shelf life as possible which is at least one year. When the time arises and when we get low on packaged inventory, we will place an order with Harmony Concepts and it will be packaged by either Rocky Mountain or American Co-Pack as per our instructions. Lead time for this is approximately two to three weeks. Again, reference is made to the subheading above titled “Mixing and Packaging.”

We are NOT Dependent on One Supplier for Our Potential Success

In addition to obtaining most of our ingredients through our current manufacturer/packager, Harmony Concepts located in Weber County, Utah, which, by the way has excellent manufacturer relationships and thus, the purchasing power to get us the best possible prices, we have identified at least three other manufacturers/packagers capable of buying, producing and mixing our product.  Because there are numerous bulk food manufacturers in the Salt Lake area, we are NOT reliant on one vendor for our success,.

These manufacturer/packagers sign a non-disclosure, non-compete agreement with us and thus, we are assured that they will not disclose our formula to anyone else.  We also feel comfortable in this regard in that these companies’ success is dependent on their ability to keep their customers’ formulas secret.

Our Plan over the Next 12 to 18 Months

Since the filing of our Form 10-SB registration statement in November 2007, we have gotten our “foot in the door” of at least 3 large retail food chain stores. This had changed our initial plan of operation because it has significantly opened the door for us to concentrate, explore and expand this huge retail market.  Accordingly, we now plan to spend more time developing relationships with retail food and grocery chain stores and probably less time and energy concentrating on Internet or drop-ship business sales.

Our current suggested retail price of a box of 14 powder packets is $15.95, plus approximately $4.95  for shipping and handling anywhere in the U.S. or Canada.  To enhance or increase on-line sales volume, we will consider offering reduced price specials on our website; however, we are not willing to do so if it would hinder our efforts to encourage a large retail grocery or health food stores to carry our product.  That is to say, we have no intention of undercutting a potential retailer through website sales.

There is little doubt that our future sales of our product will be driven by the amount of money we are able and willing to spend on advertising and with various retail distributors.  During the next 12 to 18 months, we will actively pursue enhancing sales. As stated in the "Description of Business" section above, our second phase Plan of Operation, assuming that the first phase is reasonably successful, will be to (1) develop and market additional nutritional products that we devise and formulate; (2) distribute other nutritional drinks and products made by others on our website through licensing/distribution arrangements; and/or (3) acquire other properties, products or companies that offer and sell health and energy products on-line and through national retail chain stores. These considerations are speculative at this stage and otherwise in the distant future. For the time-being, and because at a price of $15.95, our profit could be approximately $4.4 to $9.00 per 14-packet retail box (depending on volume), we want to focus our efforts on selling our own product in retail grocery, health and convenience stores and on-line.  Having said this, we do believe that the majority of our sales will come from retailers at a profit of approximately $4 per box.   If advertising in limited fashion on GoogleAdWords, Yahoo! Search Marketing, or any other website services we discover and use prove successful, we will do what we can to increase sales by advertising in those venues more aggressively or, we will then use the capital generated thereby to pay advertisers and marketers to get our product carried in nationally recognized retail grocery and health food stores.  Already we have met with retail advertisers/marketers who have the ability, through advertising, to drive retail customers to our product when it becomes featured in nationally recognized food store chains.  We can make no assurance at this time that this will happen.  Whether this does indeed occur and whether we pay these advertisers/marketers the money they want for this service remains to be seen.

As set forth in the discussion immediately below, we also plan to advertise on other websites, links to other on-line retailers and specialty websites, specialty food magazines and obviously, retail chain food stores, now that at least 3 of the latter now carry our product for sale in their retail outlets.

With regard to our new “energy spray formula” produce mentioned above and of which we are completing development, we plan to introduce this new product into various Maverick Convenience Stores starting in the second quarter of this year.  Maverick has not yet carried Active Uplift® in any of its stores.  This is because, based on discussions with Maverick, we have decided to provide them with two products at once. Accordingly, we hope that they will soon be carrying both Active Uplift® and our new energy spray.

Our Current On-Line Marketing/Advertising Strategy

Back in November 2008, we contracted with a web designer who has been re-designing our website. The newly designed site will have animation and colorful graphics, with a new and exciting marketing plan necessary to process sales through our website. As we mention above, we are starting a ‘try it free’ marketing campaign that will allow anyone the opportunity to try UpLift products for free if they just pay a shipping and handling charge of $6.95. We will also offer a program that saves the buyer the shipping and handling if they agree to go on our ‘auto ship’ program and receive a month’s worth of product every month thereafter, until they cancel, which they can do anytime after the first month. Our research indicates that this program has been very successful with other products and we feel it will work very well for UpLift Nutrition as well.

As of the end of the year, our internet sales had increased to an average of 3 boxes per week. Sometimes orders are for multiple boxes and sometimes an order is for only one box, but whatever the size of the order, we have been shipping directly to the purchaser.  See also the section below discussing “The Drop Ship” business.

Beginning in the first quarter of 2009, we will begin advertising aggressively on both Google and Weather Bug search engines. We have created animated banners to be places on the first page of both search engines to drive potential buyers to our website and entice them to use our ‘try it free’ and ‘auto ship’ marketing campaigns.

As stated above, our basic marketing plan through the end of this 2009 fiscal year, and assuming we don’t become featured in any additional retail stores right away, is to advertise on the Internet.  Our specific budget and targets are set forth further below under the subheading "Sales Goals and Objectives over the Next 12 to 18 Months."  To accomplish our on-line marketing ideas, we have been engaged, or soon will engage, in limited advertising campaigns on (1) Google AdWords, (2) Yahoo! Search Marketing, and/or (3) Weather Bug.  We also intend to explore the use of others we come across that we determine are worthwhile and productive advertising venues for us and our product.  For example, Google AdWords describes its Internet marketing services as follows:

Google AdWords ads connect you with new customers at the precise moment when they're looking for your products or services [on the Internet]. The Google Network reaches more than 80% of Internet users.

With Google AdWords you create your own ads, choose keywords to help us match your ads to your audience and pay only when someone clicks on them [and thus goes to your website].

 As a possible pay-per-click idea, the following is a possibility we have considered:

Active UpLift®

Want a lift?

Tired of being tired?

www.upliftnutrition.com

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

We Offer and Sell Active UpLift® on a “Drop Ship” Basis.

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

We now have a drop-ship agreement with one on line distributor who has been successful in selling our product on-line. The arrangement is verbal and seems to be working. The distributor purchases product from us and posts it for sale on their website. During 2008, this drop-shipper sold approximately 45 15-pack boxes of our Active UpLift® product. Since year end, this shipper has sold 15 15-pack boxes of Active UpLift® product.  Even though we have this agreement with but one online distributor, we can make no assurance that we will be able to locate other drop-ship distributors but we believe that there are many out there willing to do so.  The principal hurdle will still be negotiating a “wholesale” price for them to offer and sell our product on their website, a price that not only works for them but which is also suitable for us as well.

Once perfected and ready for sale, hopefully during the second quarter, we also anticipate offering our new “energy spray” product on a drop-ship basis as well.

Our Current and Continued Efforts to Get Active UpLift® Featured and Carried in National Retail Grocery and Health Food Chain Stores.

During our fiscal year, we have been contacted and approached by several national advertisers and retail distributors who claim to advertise and supply in the regional areas where our product would be made available on a large retail store basis.  That is to say, once we line up certain retailers, these retailers like to work with specific distributors in their area who will warehouse product for them.  The distributor then holds the product and provides it to the retail store when needed.  We have also approached several retailers directly, some of whom have directed us to their local distributor.

As of our fiscal year ended December 31, 2008, we had delivered 107 cases of Active UpLift® product to the distributor outlet for Ralph’s Grocery Stores in Southern California. As of the date of this document, we have shipped and sold an additional 112 cases, 27 to Harmon’s Super Markets in Utah and 4 more cases to Albertsons in Colorado and Arizona. We have done this through each such retail store’s respective distributor.  We have also contacted and shown our product to Whole Food market chains, a large convenience store retailer and at least two other major retail grocery store chains, all with very positive results to date.

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

We Intend to Pursue Additional Marketing Ideas and Avenues on an On-Going Basis.

Marketing ideas that have not as yet been implemented by us but which we intend to seriously consider and which are designed to additionally promote us and our website:

1) through reciprocal links with other websites;

(2) through advertising on other health and nutrition websites;

(3) through ads placed in various health and nutrition food magazines such as Healing Lifestyles & Spas, Shape, Prevention, and Woman’s Day;

(4) through the attendance at health and nutrition tradeshows and expos across the country;

(5) through contacting and then supplying retail food stores across the country, including health food stores, with our product, either on consignment basis or, on a high volume discounted basis for which they will pay us in advance; and

(6)  through the giving of product demonstrations in store locations and even malls.

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

Sales Goals and Objectives over the Next 12 to 18 Months

Our business plan is to focus primarily on getting our product carried in retail grocery or health food stores.  We expect that 90% of our sales will eventually be on a retail basis.  Although on-line sales through our website have, up to now,  been a  secondary means of marketing our product, we have begun to realize how on-line marketing and sales has grown worldwide. As a result, we have now completely redesigned our website and added a ‘try it free’ marketing approach to increase our internet sales and make more of the public aware of our products. In the ‘try it free’ campaign, we will offer a 14 pack of product with 7 packets of each flavor for free if the purchaser will just pay $6.95 for shipping and handling. We will also have an ‘auto ship’ option that will include free shipping of the first order of product for them signing up for ‘auto ship’. We also have a ‘store locator’ in the regions where our product is sold so anyone who wants to go buy our products directly can go to their local store..  In the event that we can begin to get our product carried in several retail grocery or health food stores and assuming that our on-line sales efforts prove successful, we believe we may have the potential to carry out the following sales plan:

Basis:             Sales of 15,000 boxes of Active Uplift® at a suggested retail price of $15.95 per box,

                      plus shipping and handling as applicable.  Also, sales of 5,000 boxes of our new Apple

                      Cinnamon  hot drink, also at a retail price of $15.95per box

Inventory:      Our subcontractor who mixes our product  for us can make sufficient product within a few days of any large order.  As a result, what we have on hand and in inventory at any given time is largely irrelevant

Intention:       It is our intention to sell 7,000 boxes of Active Uplift® by September 30, 2009.  This figure includes selling 2,500 boxes of our Active Uplift® Apple Cinnamon hot drink by September 30,

                       2009

Future:           Our longer term goal is to sell at least 500 boxes of product per month starting in July of this year.  We sold over 3,000 boxes of Active Uplift® product during the fiscal year.

Management intends to strive, over this current 2009 year, to sell as many as 9,500,boxes of Active Uplift®.  We also intend to strive to sell 1,000 boxes of our new Apple Cinnamon Active Uplift® hot drink. We have paid for and currently have both display and point of sale, boxes of product in inventory and available.  If we can sell this amount of product before year end, we will then pour those profits into beefed-up or enhanced marketing and advertising campaigns. Our profit on the sale of 9,500 boxes of Active Uplift® would be approximately $151,000 in gross income, depending upon how many we would sell on a discounted basis or otherwise give away for promotional purposes. This figure is arrived at on the basis of a $15.95 sales price. As stated above, in the event that sufficient funds become available, we will (1) contact food retailers and their distributors and see if they will buy our product at reduced rates for retail sale at their locations; (2) beef-up our various Internet advertising campaigns; (3) see what other websites will link our website to theirs, either free or for payment; (4) contact and see what on-line health and nutrition websites might be willing to offer our product on their website on a “drop ship” basis; (5) advertise in various food, health and nutrition magazines; (6) attend as many health and nutrition tradeshows and expositions as we can to create name recognition for our product and otherwise make contacts in the industry;  (7) give product demonstrations in retail stores and malls; and (8) consider spending the money necessary to advertise on the Food Channel. We believe these things would cost us a substantial amount of money but much of it is required by our new retail chain store customers.  As a result, and if we want to continue to sell through them, we will be obligated to undertake these tasks

Employees, Experts, Consultants and Advisors

Currently, we have no employees. Employees will not be necessary at this stage of our development. Our officers and directors will perform daily duties as needed. We only intend to hire employees if and when the need develops. In fact, there is nothing really that could occur that would require us to hire employees. Unless processing orders becomes so time consuming for our officers or directors or for Rocky Mountain Co-Pak, our packager, that we all lack the time to look up the orders and communicate them to our warehouse facility to put a shipping package together, we cannot envision what would occur that would require such. If sales start growing over the next six months or one year and if we are selling 500 boxes of product a month through our website and otherwise, we will no doubt be required to hire at least one employee to take orders and assist in shipment of product. Since this has not occurred and there is no assurance or current likelihood that it will, we are not in a position to make further projections or estimates in this regard.

Our directors and officers do not receive any remuneration for their services nor are they accruing earned compensation. We might however, approve the issuance of stock from time to time as a bonus for work that has been performed.  We issued stock for executive compensation or other services of $0 and $20,000 (50,000 shares) for  the years ended December 31, 2008 and 2007, respectively

In implementing our business plan, we are holding expenses to a minimum and we plan to obtain expert and other services on a contingency basis if and when needed. Right now, we have no need for any outside experts, advisors or consultants. If we engage outside advisors or consultants for any particular purpose, we will have to make a determination as to how such persons will be compensated. We have NOT made any arrangements or definitive agreements as yet to use outside experts, advisors or consultants for any reason. This is because, so far, we have not needed to. We do have a website technician whom we have hired to, among other things, enhance our html source or description codes, namely, Keywords, on our website so that information is more easily susceptible to Yahoo! and Google's "crawler" or “spider.” (For those readers or investors who are not aware of what "crawler" means, a "crawler" is the computer software program utilized by Yahoo! and Google, for example, to go out into the Internet and collect "buzz" and other Keywords on all the available websites and thereafter catalogue them for their respective search engines. We are informed that the "crawler" programs are launched by Google and Yahoo! about every 30 days.) See the subheading above titled "Marketing/Advertising."

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

Express Obligation of Our Principal Shareholder to Finance Us and Our Business Plan Over at least the Next Two (2) Years.

As stated elsewhere in this document, our principal shareholder, Uplift Holdings, LLC (“Uplift Holdings”), intends to provide us with sufficient funding, over at least the next two (2) years, to pursue and carry out our business plan.  This includes whatever capital is necessary to keep us current in all of our reporting obligations. The only caveat with regard to this commitment is if it is determined by us and our majority shareholder within the next two (2) years that our business plan will NOT work and cannot succeed.  If that occurs, and we can make no prediction about whether it will occur or not, our majority shareholder will likely elect to cease funding us. We have NOT entered into any formal, written agreement with Uplift Holdings that contractually binds or obligates it, in writing, to fund us for the next three years, though we consider this commitment on its part to be a legal obligation upon which we and our shareholders can rely. Having said this, we will nonetheless be required to continue to evaluate our business plan. At the expiration of two (2) years, or earlier, and assuming that our business plan has NOT been successful, or even partially successful, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Uplift Holdings will then have to evaluate whether, and to what extent, it wants to continue to fund our operations and business plan, including our various advertising campaigns. For our fiscal year ended December 31, 2008, Uplift Holdings advanced us a total of $328,630.  This figure is carried on our balance sheet contained in Part F/S below as a liability.  See our financial statements in Item 8 below.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No response to this item is required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2008

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

CONTENTS

    PAGE

Report of Independent Registered Public Accounting Firm

27

Balance Sheet, December 31, 2008

28

Statements of Operations, for the years ended December 31, 2008 and 2007 and for the period from March 7, 2005 (date of inception)

  through December 31, 2008

29

Statement of Stockholders’ Equity (Deficit), from March 7, 2005

(date of inception)through December 31, 2008

30

Statements of Cash Flows, for the years ended December 31, 2008 and 2007 and for the period from March 7, 2005 (date of inception)

  through  December 31, 2008

          31 - 32

Notes to Financial Statements

          33 - 39

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors

Uplift Nutrition, Inc. (A Development Stage Company)

We have audited the balance sheet of Uplift Nutrition, Inc. as of December 31, 2008 and the related statements of operations, stockholders' deficit, and cash flow for the years ended December 31, 2008 and 2007.   These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but, not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of Uplift Nutrition, Inc., as of December 31, 2008 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not yet established a consistent source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Munden & Associates, LLC

Bountiful, Utah

March 26, 2009

UPLIFT NUTRITION, INC.

[A Development Stage Company]

BALANCE SHEET

December 31,
ASSETS	2008
Current Assets
Cash	$ 4,183
Prepaid Expenses	1,679
Non Trade Receivables, Net	-
Inventories	29,017
Total Current Assets	34,879

Intangible Assets, Net	4,694

Total Assets	$ 39,573

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$ 28,294
Accrued Interest Payable - Related Party	27,317
Deferred Revenue	22,674
Stockholder Advances	335,330
Total Current Liabilities	413,615

Commitments and Contingencies	-

Stockholders' Deficit
Common Stock; $0.001 Par Value, 100,000,000 Shares Authorized 24,216,944 Shares Issued and Outstanding at December 31, 2008	24,217
Capital in Excess of Par Value	317,104
Deficit Accumulated During Development Stage	(715,363)
Total Stockholders' Deficit	(374,042)

Total Liabilities and Stockholders' Deficit	$ 39,573

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Years Ended		Period from March 7, 2005 (date of inception) through
	December 31,		December 31,
	2008	2007	2008
Net Sales	$ 4,231	$ 1,684	$ 7,698
Cost of Goods Sold	12,635	6,403	20,311

Gross Profit (Loss)	(8,404)	(4,719)	(12,613)

Operating Expenses
Marketing	82,804	17,972	123,684
Consulting	65,251	74,161	202,412
Other General and Administrative	44,273	22,274	117,562
Salaries and Wages	-	-	215,250
Provision for Non-collectible Receivables	12,480	-	12,480
Total Operating Expenses	204,808	114,407	671,388

Loss From Operations	(213,212)	(119,126)	(684,001)

Other Expense
Loss on disposal of assets	-	-	(1,764)
Interest Expense- Related Party	(21,077)	(7,184)	(29,598)
Total Other Expense	(21,077)	(7,184)	(31,362)

Loss Before Income Taxes	(234,289)	(126,310)	(715,363)

Provision for Income Taxes	-	-	-

Net Loss	$ (234,289)	$ (126,310)	$ (715,363)
Loss per common stock outstanding computed on net loss, basic and fully diluted	$ (0.01)	$ (0.00)
Weighted – average number of shares outstanding – basic and fully diluted	24,216,944	24,172,560

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from inception on March 7, 2005 (Inception) through December 31, 2008

	Common Stock		Capital in Excess of Par	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Value	Stage	Equity (Deficit)
Inception, March 7, 2005	-	$ -	$ -	$ -	$ -
Common shares issued for cash at $0.00005 per share, March 2005	20,000,000	20,000	(19,000)	-	1,000

Capital Contributions, July through November 2005	-	-	31,930	-	31,930

Net loss for the period ended December 31, 2005	-	-	-	(25,859)	(25,859)

Balance at December 31, 2005	20,000,000	20,000	12,930	(25,859)	7,071

Capital Contributions, January through May 2006	-	-	10,511	-	10,511

Common Stock Issued in a Stock offering transaction, June 2006	2,841,944	2,842	(3,212)	-	(370)

Common shares issued for services at $0.21 per share, October 2006	1,325,000	1,325	276,925	-	278,250

Net loss for the year ended December 31, 2006	-	-	-	(328,905)	(328,905)

Balance at December 31, 2006	24,166,944	24,167	297,154	(354,764)	(33,443)

Common shares issued for services at $0.40 per share, November 2007	50,000	50	19,950	-	20,000

Net loss for the year ended December 31, 2007	-	-	-	(126,310)	(126,310)

Balance at December 30, 2007	24,216,944	24,217	317,104	(481,074)	(139,753)

Net loss for the year ended December 31, 2008	-	-	-	(234,289)	(234,289)

Balance at December 30, 2008	24,216,944	$ 24,217	$ 317,104	$ (715,363)	$ (374,042)

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

 STATEMENTS OF CASH FLOWS

			Period
			from March 7,
	For the		2005 (date of inception)
	Years Ended		Through
	December 31,		December 31,
	2008	2007	2008

Cash Flows from Operating Activities
Net Loss	$ (234,289)	$ (126,310)	$ (715,363)
Adjustments to reconcile net loss
to net cash used by operating activities
Depreciation and amortization	909	1,065	4,170
Provision for accounts receivable	12,480	-	12,480
Stock issued for services	-	20,000	298,250
Loss on disposal of website	-	-	1,764
Changes in assets and liabilities:
Increase in inventory	(3,092)	(12,653)	(29,017)
Increase in prepaid expenses	(1,679)	-	(1,679)
Increase in accounts receivable	(2,285)	-	(12,480)
Increase in deferred revenue	12,479	-	22,674
Increase in accounts payable	15,681	9,712	27,924
Increase in accrued interest - related party	19,068	6,912	27,317
Total Adjustments	53,561	25,036	351,403

Net Cash Used In Operating Activities	(180,728)	(101,274)	(363,960)

Cash Flows from Investing Activities
Payments for website development	-	-	(5,735)
Payments for indefinite-life intangible assets	(2,492)	(1,651)	(4,893)
Net Cash Used in Investing Activities	(2,492)	(1,651)	(10,628)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	1,000
Shareholder Contributions	-	-	42,441
Net Advances from shareholders	177,761	108,369	335,330
Net Cash Provided by Financing Activities	177,761	108,369	378,771

Net Increase (Decrease) in Cash	(5 ,459)	5,444	4,183
Cash at Beginning of Period	9,642	4,198	-
Cash at End of Period	$ 4,183	$ 9,642	$ 4,183

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

 STATEMENTS OF CASH FLOWS [Continued]

Supplemental Disclosures of Cash Flow Information			Period
From March 7, 2005
	For the Years Ended		(date of inception)
Through
	December 31,	December 31,	December 31,
	2008	2007	2008

Cash paid during the period for
Interest	$ 85	$ -	$ -
Income Taxes	$ -	$ -	$ -

Supplemental Disclosures of Non-Cash Investing and Financing Activities

In November 2007, the company issued 50,000 common shares for services valued at $20,000.

During 2006, the company issued 2,841,944 common shares in a stock offering transaction for accounts payable of $370.

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

Note 1 – Summary of Significant Accounting Policies

Business and Basis of Presentation

Uplift Nutrition, Inc. (“the Company”), a Nevada corporation, is engaged in the business of manufacturing and distributing a nutritional supplement drink mix. The Company’s operations are based in Salt Lake City, Utah. The Company has not generated significant revenue from planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

On June 2, 2006, the Company completed an acquisition with Nu Mineral Health, LLC (“NMH”), a Wyoming limited liability company organized on March 7, 2005 and engaged in the nutritional supplement and nutrition business. The acquisition was effected by the Company issuing 20,000,000 common stock shares to acquire all of the membership interests, accompanying assets and intellectual property of NMH. The merger was accounted for as a recapitalization of NMH with NMH being the accounting survivor and the operating entity. The accompanying financial statements reflect the operations of NMH, for all periods presented and the equity has been restated to reflect the 20,000,000 common stock shares issued in the recapitalization as though the common stock shares had been issued at the inception of NMH. The results of operations from June 2, 2006 of Uplift Nutrition, Inc. have been included in the accompanying financial statements.

Company’s Equity Ownership

During 2006, Uplift Holdings, LLC acquired 18,000,000 common shares of the Company from the former members of NMH making Uplift Holdings, LLC approximately a 74% owner of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventory

Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method.

Receivables

Accounts Receivable generally consists of trade receivables arising in the normal course of business.  The Company establishes an allowance for doubtful accounts that reflects the Company’s best estimate of probable losses inherent in the accounts receivable balances.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available information.  The balance of accounts receivable at December 31, 2008 was $12,480.  During the Company’s third quarter the Company incurred $12,480 of expenses that by contract were recoverable from a third party.  The Company recorded this recoverable amount as non-trade receivables. During the fourth quarter the Company determined that the receivable would be difficult and expensive to recover from the third party.  As a result, the Company has established an allowance for doubtful accounts totaling $12,480 against those receivables.

Website Costs

The Company has adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs."  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset.  All recorded costs were amortized in full by December 31, 2008.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

Note 1 – Summary of significant Accounting Policies [Continued]

Intangible Assets

Intangible assets consist of indefinite-life intangible assets which include trademarks.  The Company accounts for indefinite-life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly tests these assets at least annually for impairment.

Revenue Recognition

The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the right of return has expired, the price and terms are finalized, and collection of the resulting receivable is reasonably assured.  Products are shipped FOB shipping point at which time title passes to the customer.   At December 31, 2008 and December 31, 2007 the Company has recorded deferred revenue of $22,674 and $10,195, respectively.  Deferred revenue represents the gross sales of product shipments with an unrestricted right of return for which the Company has no historical returns experience and therefore is unable to reasonably estimate returns.

The Company records revenue net of sales discounts, including coupons, sales incentives, and volume discounts.  The Company accounts for product coupon incentives the later of 1) the date at which the related revenue is recognized or 2) the date at which the sales incentive is offered.   Coupons are recorded as a discount in revenue.  Total discounts for the years ended December 31, 2008 and 2007 were $340 and 0,  respectively.

Advertising Cost

Cost incurred in connection with advertising of the Company’s products are expensed as incurred.  Such costs amounted to $74,752 and $17,972 for the years ended December 31, 2008 and 2007, respectively.

Research and Development Cost

The Company expenses research and development costs for the development of new products as incurred. Included in other general and administrative expense for the years ended December 31, 2007 and 2006 were $7,321 and $1,047, respectively, in research and development costs..

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

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

Note 1 – Summary of significant Accounting Policies [Continued]

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.  The effect of these reclassifications had no impact on net losses, total assets, total liabilities, or stockholder’s deficit.

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $715,363 from May 7, 2005 (inception) through December 31, 2008 including a loss of $234,289 for the year ended December 31, 2008. Current liabilities exceed current assets by $378,736 at December 31, 2008. The Company has recognized minimal revenue during it’s developmental stage (from May 7, 2005 (inception) through December 31, 2008), which raises substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its current obligations on a continuing basis, to obtain financing, to acquire additional capital from investors, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  The Company needs to obtain capital, either long-term debt or equity to continue the implementation of its overall business plan.  The Company plans on pursuing the additional capital necessary to continue its overall business plan.

Note 3 – Related Party Transactions

An officer/director has advanced a total of $6,700 net of repayments to the Company at December 31, 2008. The advances are unsecured, accrue interest at an annual rate of 8% and are payable on demand. As of December 31, 2008, the Company has recorded accrued interest totaling $528 due to the officer/director.  During the years ended December 31, 2008 and 2007, the Company recorded interest expense of $558 and $55, respectively.

Uplift Holdings, LLC., a majority shareholder, has advanced a total of $328,630 to the Company at December 31, 2008. The advances are unsecured, accrue interest at an annual rate of 8% and are payable on demand. As of December 31, 2008, the Company has recorded accrued interest totaling approximately $26,789 due to the officer/director.   During the years ended December 31, 2008 and 2007, the Company recorded interest expense of $20,519 and $6,911 respectively and with no interest payments.

During August 2007, the Company donated $1,069 to a charity in which an officer/director of the Company is on the governing board of the charity.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

Note 4 – Inventory

Inventory consists of the following at December 31, 2008

Raw materials and supplies	$ 5,076
Finished goods	8,788
13,864
Consigned inventory	15,153

Total inventory	$ 29,017

At December 31, 2008, the Company had $15,153 ($6,540 as of December 31, 2007) of consigned inventory which represents the cost of product shipped to customers for   which the right of return has not expired and the Company cannot reliability estimate product returns.

Note 5 – Intangible Assets

Intangible assets consist of Trademark application costs totaling $4,893 relating to nutritional supplements sold under the Active Uplift™ label.  These intangibles are amortized on a straight line basis over their estimated useful life of 10 years.  Accumulated amortization at December 31, 2008 and 2007 was $199 and $0, respectively.

Note 6 – Website Development Costs

Website development costs consisted of the following at December 31, 2008:

	Useful Life
Website development costs	3 years	$ 3,195
Less accumulated amortization		(3,195)
Net website development costs		$ -

Amortization expense amounted to $710 and $1,065 for the years ended December 31, 2008 and 2007, respectively.

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At December 31, 2008 and 2007, respectively, the total of all deferred tax assets were $72,626 and $80,493 and the total of the deferred tax liabilities were $441 and $456.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets and significant changes in the ownership of the Company, the Company has established a valuation allowance of $ 72,185 and $80,036, respectively, as of December 31, 2008 and 2007.  The change in the valuation allowance was $9,209 and $26,113 for the years ended December 31, 2008 and 2007, respectively.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

Note 7 – Income Taxes (Continued)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2008 and 2007 consist of the following:

	2008	2007
Current income tax expense (benefit)	$ -	$ -
Federal	-	-
State	-	-
Current tax expense (benefit)	$ -	$ -

A reconciliation of income tax expense at the statutory rates to income tax expense at the company’s effective rate is as follows for the years ended December 31,

	2008	2007
Computed tax at the expected statutory rate	$ (35,199)	$ (18,946)
State income taxes, net of federal benefit	(9,973)	(5,368)
Non-deductible expenses	114	198
Stock Compensation	53,563	-
Other	704	(1,997)
Change in Valuation Allowance	(9,209)	26,113
Income tax expense	$ -	$ -

Deferred income tax assets and liabilities related to the tax effect from temporary timing differences are as follows:

	2008	2007
Net deferred tax asset - Current
Stock Compensation	$ -	$ 53,563
Deferred Revenue	2,805	-
Accrued Interest Related Party	3,675	1,142
Other assets	-	247
Allowance from Doubtful Accounts	2,402	-
Less valuation allowance	(8,882)	(54,952)
Net deferred tax assets	$ -	$ -

Net deferred tax assets (liabilities) – non current
Net operating loss	$ 63,744	$ 25,540
Intangible Amortization	(441)	(456)
Less valuation allowance	(63,303)	(25,084)
Deferred tax asset (liability) – non-current	$ -	$ -

The Company has available at December 31, 2008 net operating loss carryforwards of approximately $326,576 which may be applied against future taxable income and which expire through 2028.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

Note 8 – Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31,

	2008	2007
Net loss	$ (234,289)	$ (104,833)
Weighted average number of common shares outstanding used in basic and diluted loss per share	24,216,944	24,172,560

For the years ended December 31, 2008 and 2007, the Company had no potentially dilutive common stock equivalents issued.

Note 9 – Stockholders’ Equity

As of December 31, 2008, the Company had 24,216,944 in common shares issued and outstanding and an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc.

Common Stock Issuances – During 2007, the Company issued 50,000 for services valued at $20,000 or $0.40 per share.

During 2006, the Company issued 1,325,000 for services valued at $278,250 or $0.21 per share, of which 1,025,000 shares were issued to officers/directors of the Company.

Member’s Contribution – Prior to NHM being acquired by Uplift Nutrition, Inc., the members contributed $10,511 and $31,930 during 2006 and 2005, respectively.

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

Note 11 – Recently Enacted Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for business combinations. SFAS 141R is effective for annual periods beginning after December 31, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141R will impact the Company’s accounting for any future business combinations.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

Note 11 – Recently Enacted Accounting Standards Policies [Continued]

During 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

During 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Management does not believe the adoption of FSP 142-3 will impact the Company’s accounting for any business combinations completed after January 1, 2009.

During 2008, the FASB issued Staff Position No. 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 is financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Management does not believe the adoption of FSP EITF 03-6-1 will have a material impact on the Company’s combined financial statements.

During 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which requires certain disclosures related to derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management does not believe the adoption of SFAS 161 to have a material impact on its combined financial position, results of operations or cash flows.

Note 12 – Subsequent Events

During February 2009, a stockholder advanced an additional $18,000. The advances accrue interest at an annual rate of 8%, are unsecured and are payable on demand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 18, 2008, we dismissed our former auditor, Michael J. Larsen, PC, and replaced Michael J. Larsen, PC, with Mundsen & Associates, LLC, of Bountiful, Utah.  On March 20, 2008, we filed Form 8-K on Edgar reporting this event and attaching a letter from Mr. Larsen of Michael J. Larsen, PC.  On March 24, 2008, we received a comment letter from the Commission relative to this Form 8-K filing.  We timely responded to that comment letter by filing an amended Form 8-K/A.   After filing such amended Form 8-K/A, we heard nothing further from the Commission in that regard.

ITEM 9A AND 9A(T).  CONTROLS AND PROCEDURES.

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, management concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective such that the information required to be disclosed by us in our reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15)(f) under the Exchange Act).  Our internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements under accounting principles generally accepted in the United States.

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

We have no “in-house” accounting personnel and must pay outside accountants to prepare financial records.  We also do not have an independent board or an audit committee.  We do not have paid personnel who work in inventory.  Accordingly, due to our current size and our lack of paid personnel at the present time, there is risk that we may not be able to create and maintain an effective control environment.  Having said this, and given that we are a start-up business and have only commenced significant sales of our product since the end of December 2008, or for some-three months, our management, including our chief executive officer and chief financial officer, nonetheless assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation and given our current limitations as a start-up company and the other, general or inherent limitations identified above, our management concluded that, as of December 31, 2008, we determined that, at the present time, our internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE .

Executive Officers and Directors.

Our current directors, officers and “control persons” are as follows:

Name	Age	Position
Gary C. Lewis	60	President, Chief Executive Officer, Director (Chairman of the Board), Chief Financial Officer
Mary E. Ross	47	Vice President and Director
Jessica Stone Rampton	38	Secretary/Treasurer, Chief Science Officer and Director
Edward H. Hall, Sr.	60	Indirect majority stockholder

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

EDWARD H. HALL, SR., since June of 2008, has acted as our Chairman of the Board.  Mr. Hall is also the manager of and the only member of UPLIFT HOLDINGS, LLC, (“Uplift Holdings”), a Nevada limited liability company formed in 2006 for the purpose of financing us and also, owning and holding shares of Uplift Nutrition.  Mr. Hall is a resident of Salt Lake City, Utah.  He is currently in the insurance business and has been for some-30 years.  Mr. Hall owns an insurance agency in Salt Lake City known as The Edward Hall Agency and which also goes by the dba “EHA Marketing.”  Uplift Holdings acquired its 18 million restricted shares of the Company from the Ramptons, namely, the former owners of Nu Mineral Health, on or about June 30, 2006, for $17,000 in cash.  Mr. Hall, through funding to be provided by Uplift Holdings, is willing to finance our business plan and plan of operation for at least the next three (3) years, provided that during that period our business plan has every potential or prospect for success.  This agreement is not in writing but we consider it to be a legal commitment on Mr. Hall’s part, as does he, a commitment upon which our shareholders can rely.  The agreement to provide financing as needed by us is not in writing because we believe we would then have to provide Uplift Holdings with more shares in the future.  For the time being, we and Mr. Hall believe that Uplift Holdings owns and holds enough of our shares.  Mr. Hall has never been an officer of or served on the board of directors of any reporting public company.  In addition to shares of our Company that Mr. Hall owns indirectly through Uplift Holdings, Mr. Hall also owns or controls 80,000 additional common shares that were acquired or obtained through open market purchases.  Because of Mr. Hall’s control of Uplift Holdings, we consider these shares “control” shares.

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

Board Meetings and Committees

During the 2008 fiscal year and through the present, we have conducted nearly all of our Board Meetings by telephone conference call.  Some of these Board Meetings have been formalized into written consent minutes and some have simply been advisory in nature, followed up by written consent minutes.

As set forth in our Nevada Articles of Incorporation and Bylaws, copies of which are attached to our Form 10-SB registration statement as Exs. 3.1(iii) and 3.2, respectively, all directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Though we have not compensated any director for his or her service on the board of directors or any committee, directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board of directors and any committee of the board of directors. Due to our current lack of capital resources, our current directors will likely defer his, her or their expenses and any compensation due and owing them, if any, until such time as we can generate retained earnings from the sale of Active UpLift®. As of the date of this document, our officers and directors have NOT accrued any expenses in their capacities as officers and directors other than their time. As further set forth in our Articles and Bylaws, officers are appointed annually by the Board of Directors and each executive officer serves at the discretion or will of the Board of Directors. We currently have no standing committees and presently have no reason that we are aware of to create any.

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

ITEM 11. EXECUTIVE COMPENSATION.

In October 2006, 1,025,000 “restricted” shares were issued to two of our officers and directors at a value of $0.21 per share.  An appropriate charge for this stock issuance was taken on our 2006 financial statements.  During 2007 and 2008, none of our officers or directors received any stock as bonuses, for compensation, or for any other reason.  See the Summary Compensation Table immediately below:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Gary C. Lewis President, CEO, CFO and Director	12/31/2008 12/31/2007 12/31/2006 12/31/2005	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0
Mary Ross, Vice Pres. and Director	12/31/2008 12/31/2007 12/31/2006 12/31/2005	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0
Jessica Stone Rampton, Sec/Treas. CSO, director	12/31/2008 12/31/2007 12/31/2006 12/31/2005	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0
Edward H. Hall, Chairman of the Board since June 2008	12/31/2008	0	0	0	0	0	0	0	0

We have NOT adopted a bonus, stock option, profit sharing, or deferred compensation plan of any sort for the benefit of our employees, officers or directors. This, however, does not mean that we will not do so in the future. Further, we have not entered into an employment agreement of any kind with any of our directors or officers or any other persons and no such agreements are anticipated in the immediate or near future.  We do have a non-compete and non-disclosure agreement with our director and officer, Jessica Stone Rampton, in part because she was involved in the creation of the original company and its assets, all of which we purchased in June 2006.  See Exhibit 10.1 to our Form 10-SB registration statement.

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

Other Key Advisors and Consultants

We have access to several outside professional firms that can counsel us and provide important advice during our development stage. The terms of engagement of these firms will be determined from time to time as their services may be required.

In October of 2007, we retained, on a consulting basis, the services of Bruce Miller, a retired executive with Smiths Foods, to head up or oversee our marketing campaign. Since then, Mr. Miller has been the one responsible for placing our principal product, Active UpLift®, in over 500 stores throughout the west. We feel that this is a remarkable accomplishment in such a short period of time.  As a result, we also feel that Mr. Miller has become a very valuable asset in the overall plan to take us into profitability. Due to Mr. Miller’s significant marketing efforts and results, in November 2007, we issued Mr. Miller 50,000 shares of “restricted” stock, stock that our Board of Directors valued at $0.40 per share.  We have thus taken a charge in this amount on our financial statements for the year ended December 31, 2007.

Remuneration and Compensation of Directors

Our current officers and directors do NOT receive any compensation, but may receive compensation for their services to be determined in the future. As stated above, all directors are entitled reimbursement for out-of-pocket expenses incurred by them in behalf, or for the direct benefit, of the Company.

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2008.

Absence of Key Man Life Insurance

We do not own life insurance covering the death of any officer, director or key employee. Based on our lack of capital and the existence of other, capital-driven priorities, it is highly doubtful that we would spend money towards key man life insurance, even if we had sufficient cash on hand for this purpose, which we currently lack.

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

Outstanding Equity Awards at Fiscal Year-End.

None; not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially* Owned	Percent of Ownership of Common Stock Outstanding
Gary C. Lewis (1) 4423 South 1800 West Roy, Utah 84067	1,000,000 (2)	4%

Mary E. Ross (3) 2029 East Bengal Hills Cove Salt Lake City, Utah 84121	25,000	0.1%

Jessica Stone Rampton (4) 2403 West 1700 South Syracuse, Utah 84075	1,965,000 (5)	8%
Edward H. Hall, Sr. (6) 2025 Dimple Dell Road Sandy, Utah 84092-4705	143,750	0.6%
Uplift Holdings, LLC (7) 252 West Cottage Avenue Sandy, Utah 84070	18,000,000	74.32%

Directors, officer and 5% or more holders as a group (4 persons only)	21,133,750	87.26%

------------------------------

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

(1) GARY C. LEWIS, President, CEO and Chief Financial Officer, has been an officer and director of us since April 5, 2006.  For more information about Mr. Lewis and his background, reference is made to Item 9 above.

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

(6)   EDWARD H. HALL, SR., has served as our Chairman of the Board since June of 2008.  Of the 143,750 shares opposite Mr. Hall’s name in the chart above, 63,750 shares are deemed “control shares” and represent open market purchases of shares made by Mr. Hall during 2008.  The difference of 80,000 shares are shares that Mr. Hall acquired prior to the time our initial Form 10-SB registration statement was filed.  Mr. Hall’s individual holdings of 143,750 shares should also be aggregated with those of Uplift Holdings, LLC, whom he controls, both directly and indirectly.  Accordingly, if one aggregates his personal holdings and those of Uplift Holdings, Mr. Hall both directly and indirectly controls 74.92% or just under 75% of our total number of issued and outstanding shares.   Mr. Hall timely filed a Form 5 reporting these individual holdings as of our year end.  Since our fiscal year end, Mr. Hall has acquired an additional 25,000 in the open market, shares that are also deemed “control shares.”  As of the date of this document, this brings his individual and direct holdings to 168,750 shares.  Reference is made to the various Form 4’s that Mr. Hall has filed on Edgar during our first quarter of 2009.

(7) UPLIFT HOLDINGS, LLC, (“Uplift Holdings”) is a Nevada limited liability company formed in 2006 for the purpose of financing us in a limited fashion and also, owning and holding shares of Uplift Nutrition.  Its only member and the person who owns 100% of its outstanding membership interests is Mr. Edward H. Hall, Sr., our current Chairman of the Board and a resident of Salt Lake City, Utah.  Mr. Hall is and has been in the insurance business for some-30 years and owns an insurance agency in Salt Lake City called The Edward Hall Agency.  Mr. Hall is thus an indirect owner of these Uplift shares held by Uplift Holdings.  For more information concerning Mr. Hall, reference is made to Item 9 above, including the footnote immediately above.  As disclosed in the immediately preceding footnote and in addition to 80,000 shares that Mr. Hall has owned for several years, Mr. Hall, during 2008, also acquired, in and for his own account, an additional 63,750 shares that he obtained or acquired in open market purchases.

None of the foregoing persons hold any shares of the Company pursuant to any voting trust or similar agreement.

There are no arrangements with anyone which may result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Except for the acquisition of Nu Mineral Health and its assets pursuant to the June 2, 2006, acquisition agreement with the Ramptons ("Acquisition Agreement") (see Ex. 10.1 to our Form 10-SB), an agreement in which one of our current officers and directors, namely, Ms. Rampton, was an interested party, and with the additional exception of the 1,025,000 “restricted” shares we issued in 2006 to Mr. Lewis and Ms. Ross for past and future services rendered (see ITEM 11 above titled EXECUTIVE COMPENSATION), there have been no other transactions between us and any director or officer or any member of any such person’s immediate family.  Nor have we had any transactions with our majority shareholder, Uplift Holdings, LLC, or its principal, Mr. Hall.  That is to say, the Acquisition Agreement with the Ramptons is the ONLY transaction involving us that has NOT been "at arm's length." The terms of the 3 year old Acquisition Agreement were deemed fair and reasonable in the judgment of our three-person Board of Directors on the basis of the Ramptons’ actual cost basis in the properties and rights conveyed and assigned under the Acquisition Agreement, a right and power that Boards of Directors have under Nevada law. The Board of Directors also believed on June 2, 2006, that the Acquisition Agreement terms given to and negotiated with the Ramptons were just as fair as they would have been to any interested but unrelated third party. This decision is again within the discretion of a corporate board under Nevada law.

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

As disclosed in the subsection titled “Other Properties,” under Item 2 above, we have entered into a license agreement with one of our directors, a license agreement whereby we have been licensed certain intellectual property or technology owned and developed by one of our directors, specifically, a new health and nutrition drink product formula, something this director essentially developed on his own and the patenting of which he has agreed to try and patent on his own through his own intellectual property counsel and at his own expense.  In entering into such agreement, this interested director abstained from approving the agreement and its terms.  Also, we have done what we believe was necessary to ensure that the terms of the agreement are fair and in the best interests of the Company.  If, down the road, we feel it is necessary to obtain a fairness opinion from an accounting firm or other expert in order to protect us from criticism in this regard, we are committed to obtaining such an opinion or otherwise modifying the subject license agreement as necessary.  In this regard, our disinterested directors believe that they have complied with NRS 78.140 titled "Restrictions on transactions involving interested directors or officers; compensation of directors."  A copy of this license agreement is attached to this Annual Report as Exhibit “10.1”.  See Item 15 below.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Aggregate fees for professional services rendered us by Munden & Associates, LLC, Certified Public Accountants, for the years ended December 31, 2008 and 2007 are set forth below. The aggregate fees included in the Audit category are fees billed for the year-end audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the calendar years indicated.

Fee Category	2008	2007
Audit Fees	$28,000	$14,000
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$28,000	$14,000

Audit fees for the years ended December 31, 2008 and 2007 were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in the Quarterly Reports on Form 10-Q, consents and other assistance required to complete the year- end audit of our financial statements.

Audit-Related Fees as of the years ended December 31, 2008 and 2007 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended December 31, 2008 and 2007 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended December 31, 2008 and 2007.

As we do not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c) (7)(i)(C) under Regulation S-X. Further, as we do not have a formal audit committee, we do not have, at this time, audit committee pre- approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following Exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit Number	Description
31	Sarbanes-Oxley Section 302 Certifications
32	Sarbanes-Oxley Section 906 Certification

* Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to the foregoing Exhibits.

The following Exhibits are incorporated by reference as a part of this Annual Report on Form 10-K:

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

SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, UPLIFT NUTRITION, INC., has duly caused this Annual Report on Form 10-K for its fiscal year ended December 31, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

UPLIFT NUTRITION, INC., Issuer

Date:	March 31, 2009	By:	/s/Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer

Date:	March 31, 2009	By:	/s/Edward H. Hall, Sr.
Edward H. Hall, Sr.
Chairman of the Board