Form 10-Q
period 2009-03-31
Uplift Nutrition, Inc.
filed 2009-05-20
CIK 1390705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the first quarter ended March 31, 2009

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 1, 2009
Common Capital Voting Stock, $0.001 par value per share	24,216,944 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2009

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

(UNAUDITED)

CONTENTS

PAGE

Balance Sheets, March 31, 2009 (unaudited) and December 31, 2008

4

Unaudited Statements of Operations, for the three months ended March 31, 2009 and 2008 and for the period from March 7, 2005 (date of inception)

through March 31, 2009

5

Unaudited Statement of Stockholders’ Equity (Deficit)

6

Unaudited Statements of Cash Flows, for the three months ended

March 31, 2009 and 2008 and for the period from March 7, 2005

(date of inception) through March 31, 2009

7

Notes to Unaudited Financial Statements

8

UPLIFT NUTRITION, INC.

[A Development Stage Company]

BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current Assets
Cash	$ -	$ 4,183
Accounts Receivable, net	-	-
Inventories	32,197	29,017
Fixed Assets, at cost, net	1,801	-
Prepaid Expenses	15,232	1,679
Total Current Assets	49,230	34,879

Intangible Assets, net	6,272	4,694

Total Assets	$ 55,502	$ 39,573

LIABILITIES AND STOCKHOLDER’ DEFICIT
Current Liabilities
Accounts Payable	$ 54,998	$ 28,294
Accrued Interest Payable - Related Party	34,821	27,317
Deferred Revenue	22,944	22,674
Stockholder Advances	367,530	335,330
Total Current Liabilities	480,293	413,615

Commitments and Contingencies	-	-

Stockholders' Deficit
Common Stock; $0.001 Par Value, 100,000,000 Shares Authorized 24,216,944 Shares Issued and Outstanding at March 31, 2009 and December 31, 2008	24,217	24,217
Capital in Excess of Par Value	317,104	317,104
Deficit Accumulated During Development Stage	(766,112)	(715,363)
Total Stockholders' Deficit	(424,791)	(374,042)

Total Liabilities and Stockholders’ Deficit	$ 55,502	$ 39,573

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		Period from March 7, 2005 (date of inception) through
	March 31,		March 31,
	2009	2008	2009
Net Sales	$ 328	$ 2,549	$ 8,026
Cost of Goods Sold	170	2,335	20,481

Gross Profit (Loss)	158	214	(12,455)

Operating Expenses
Marketing	9,019	11,741	132,703
Consulting	27,455	25,907	229,867
Other General and Administrative	6,921	5,682	124,483
Salaries and Wages	-	-	215,250
Provision for Non-collectible Receivables	-	-	12,480
Total Operating Expenses	43,395	43,330	714,783

Loss From Operations	(43,237)	(43,116)	(727,238)

Other Expense
Loss on disposal of assets	-	-	(1,764)
Interest Expense- Related Party	(7,512)	(3,807)	(37,110)
Total Other Expense	(7,512)	(3,807)	(40,909)

Loss Before Income Taxes	(50,749)	(46,923)	(766,112)

Provision for Income Taxes	-	-	-
Net Loss	$ (50,749)	$ (46,923)	$ (766,112)
Loss per common stock outstanding computed on net loss, basic and fully diluted	$ (0.00)	$ (0.00)
Weighted – average number of shares outstanding – basic and fully diluted	24,216,944	24,216,944

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the period of inception (March 7, 2005) through March 31, 2009

	Common Stock		Capital in Excess of Par	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Value	Stage	(Deficit)
Inception, March 7, 2005		$ -	$ -	$ -	$ -
Common shares issued for cash
At $0.00005 per share, March 2005 on	20,000,000	20,000	(19,000)	-	1,000

Capital Contributions July
Through November 2005	-	-	31,930	-	31,930

Net loss for the period ended
December 31, 2005	-	-	-	(25,859)	(25,859)

Balance at December 31, 2005	20,000,000	20,000	12,930	(25,859)	7,071

Capital Contributions January
Through May 2005	-	-	10,511	-	10,511

Common Stock Issued in a
stock Offering Transaction, June 2006	2,841,944	2,842	(3,212)	-	(370)

Common shares issued for services
at $0.21 per share, October 2006	1,325,000	1,325	276,925	-	278,250

Net loss for the year ended
December 31, 2006	-	-	-	(328,905)	(328,905)

Balance at December 31, 2006	24,166,944	24,167	297,154	(354,764)	(33,443)

Common shares issued for
Services at $0.40 per share, November 2007	50,000	50	19,950	-	20,000

Net loss for the year ended December 31, 2007	-	-	-	(126,310)	(126,310)

Balance at December 31, 2007	24,216,944	24,217	317,104	(481,074)	(139,753)

Net Loss for the year ended December 31, 2008	-	-	-	(234,289)	(234,289)

Balance at December 31, 2008	24,216,944	24,217	317,104	(715,363)	(374,042)

Net Loss for the three months ended March 31, 2009	-	-	-	(50,749)	(50,749)

Balance at March 31, 2009	24,216,944	$ 24,217	$ 317,104	$ (766,112)	$ (424,791) (186,676)

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
			March 7, 2005
	For the three months ended		(date of inception)
	March 31,		Through
	2009	2008	March 31, 2009

Cash flows from operating activities

Net loss	$(50,749)	$(46,923)	$(766,112)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	147	266	4,317
Stock issued for services	-	-	298,250
Provision for accounts receivable	-	-	12,480
Loss on disposal of website	-	-	1,764
Changes in assets and liabilities
Increase in receivables	-	(9,945)	(12,480)
Increase in inventory	(3,180)	(891)	(32,197)
Increase in prepaid expenses	(13,553)	(3,688)	(15,232)
Increase in accounts payable	26,704	1,427	54,998
Increase in deferred revenue	270	9,785	22,944
Increase in accrued interest – related party	7,504	3,722	34,821
Total adjustments	17,892	676	369,665
Net cash used in operating activities	(32,857)	(46,247)	(396,447)
Net cash flows from investing activities

Payments for website development	-	-	(5,735)
Purchase of fixed assets	(1,826)	-	(1,826)
Payments for definite-life intangible assets	(1,700)	-	(6,593)
Net cash used in investing activities	(3,526)	-	(14,154)
Cash flows from financing activities

Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,071
Net advances from shareholders	32,200	38,725	367,530
Net cash provided by financing activities	32,200	38,725	410,601
Net decrease in cash	(4,183)	(7,522)	-
Cash at beginning of period	4,183	9,642	-
Cash at end of period	$-	$2,120	$-

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-	$272
Income taxes	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  It is suggested that these financials statements be read in conjunction with the December 31, 2008 audited financial statements and notes thereto for Uplift Nutrition, Inc.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

Receivables

Accounts receivable consist of trade receivables arising in the normal course of business.  The Company establishes an allowance for doubtful accounts that reflects the Company’s best estimate of probable losses inherent in the accounts receivable balances.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available information.  The balance of accounts receivable at December 31, 2008 was $12,480.  During the Company’s third quarter of 2008 the Company incurred $12,480 of expenses that by contract were recoverable from a third party.  The Company recorded this recoverable amount as non-trade receivables. During the fourth quarter the Company determined that the receivable would be difficult and expensive to recover from the third party.  As a result, the Company has established an allowance for doubtful accounts totaling $12,480 against those receivables.

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

Intangible Assets

Intangible assets consist of trademarks that are definite-life intangible assets.  The Company accounts for definite-life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly tests these assets at least annually for impairment. As of March 31, 2008 and December 31, 2008 there was no impairment.

Revenue Recognition

The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the right of return has expired, the price and terms are finalized, and collection of resulting receivable is reasonably assured.  Products are shipped FOB shipping point at which time title passes to the customer.   At March 31, 2009 and December 31, 2008 the Company has recorded deferred revenue of $22,944 and $22,674 respectively.  Deferred revenue represents the gross sales of product shipments with an unrestricted right of return for which the Company has no historical returns experience and therefore is unable to reasonably estimate returns.

The Company accounts for product coupon incentives the later of 1) the date at which the related revenue is recognized or 2) estimated at the date at which the sales incentive is offered based on historical redemption experience.

Advertising Cost

Cost incurred in connection with advertising of the Company’s products are expensed as incurred.  Such costs amounted to $9,019 and $11,741 for the three months ended March 31, 2009 and 2008, respectively.

Research and Development Cost

The Company expenses research and development costs for the development of new products as incurred. Included in other general and administrative expense for the three months ended March 31, 2009 and 2008 were $0 and $1,003 respectively.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $766,112 from May 7, 2005 (inception) through March 31, 2009 including a loss of $50,749 for the three months ended March 31, 2009. Current liabilities exceed current assets by $431,063 at March 31, 2009. The Company has recognized minimal revenue during it’s developmental stage (from May 7, 2005 (inception) through March 31, 2009), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Related Party Transactions

As of March 31, 2009, the Company owes an officer/director approximately $6,900 from advances made to the Company. The advances are unsecured, payable on demand, and accrue interest at an annual rate of 8%. During the three months ended March 31, 2009 and 2008, the Company recorded interest expense of $140 and $139 respectively. The Company made no interest payments during the three months ended March 31, 2009.  Accrued interest on this note as of March 31, 2009 and 2008 was $668 and $107, respectively.

As of March 31, 2009, the Company owes Uplift Holdings, LLC., a majority stockholder has a total of $360,630 made to the Company. The advances are unsecured, are payable on demand, and accrue interest at an annual rate of 8%.  During the three months ended March 31, 2009 and 2008, the Company recorded interest expense of $7,372 and $3,668, respectively. The Company made no interest payments during the three months ended March 31, 2009.   Accrued interest on this note as of March 31, 2009 and 2008 was $34,153 and $11,880, respectively.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4 – Inventory and Consigned Inventory

Inventory consists of the following at March 31, 2009

Raw materials and supplies	$ 8,285
Finished goods	8,589
16,874
Consigned inventory	15,323
Total inventory	$ 32,197

At March 31, 2009, the Company had $15,323 ($15,153 as of December 31, 2008) of consigned inventory which represents the cost of product shipped to customers for   which the right of return has not expired and the Company cannot reliability estimate product returns.

Note 5 – Website Development Costs

     Website development costs consisted of the following at:

	Useful Life	March 31, 2009	December 31, 2008
Website development costs	3 years	$ 3,195	$ 3,195
Less accumulated amortization		(3,195)	(2,485)
Net website development costs		$ -	$ 710

Amortization expense amounted to $0 for the three months March 31, 2009 ($266 for the three months ended March 31, 2008).

Note 6 – Intangible Assets

As of March 31, 2009  Intangible assets consist of Trademark application costs totaling $6,593 net of $321 of amortization expenses ($4,694 net of $199 in amortization, as of December 31, 2008) and relating to nutritional supplements products sold under the Active Uplift™ label.

Note 7 – Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008

Net loss	$50,749	$46,923

Weighted average number of common shares outstanding used in basic and diluted loss per share	24,216,994	24,216,994

The Company had no potentially dilutive common stock equivalents issued for any period presented.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 8 – Stockholders’ Deficit

The Company had 24,216,944 common shares issued and outstanding at March 31, 2009 and December 31, 2008.  The Company has an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc.

Common Stock Issuances – During 2007, the Company issued 50,000 for services valued at $20,000 or $0.40 per share.

During 2006, the Company issued 1,325,000 for services valued at $278,250 or $0.21 per share, of which 1,025,000 shares were issued to an officer/director of the Company.

During June 2006 the Company issued 2,841,944 shares of common stock in connection with recapitalization under a reverse merger transaction.

Member’s Contribution – Prior to NHM being acquired by Uplift Nutrition, Inc. the members contributed $10,511 and $32,930 during 2006 and 2005, respectively.

During March 2005, the Company issued 20,000,000 in to acquire all of the membership interests, accompanying assets and intellectual property of NHM.

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

Note 10 – Recently Enacted Accounting Standards

During December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for business combinations. SFAS 141R is effective for annual periods beginning after December 31, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.  SFAS 141R will impact the Company’s accounting for any business combinations.

During 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 was effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.

During 2007, the FASB issued SFAS No. 160, “Non-Controlling Interest in Consolidated Financial Statements”, which requires entities to report non-controlling minority interests in subsidiaries in the same way, and eliminates diversity in accounting for transactions between an entity and non-controlling interests.” Management will evaluate the impact SFAS No. 160 on any business combinations in future financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 10 – Recently Enacted Accounting Standards – (Continued)

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

Note 11 – Subsequent Event

Subsequent to the quarter end, a stockholder advanced an additional $30,000.  The advances accrue interest at an annual rate of 8%, are unsecured and are payable on demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

We are a start-up, internet-based eCommerce company that currently offers and sells a new natural energy and health drink called Active UpLift® in two different flavors.  This product is currently marketed on a retail basis and also through our two (2) websites:  www.upliftnutrition.com and www.upliftenergy.com.

During our fourth quarter of last year and the first quarter of this year, we completed the development of a new “All Day Energy Spray” product and are now ready to start production.  This new product will come in four flavors and, hopefully, should be available, on a non-testing basis, no later than the end of the second or third quarter of this year.  This new product is designed to compete directly with the “one shot” energy drinks that are currently being marketed in convenience stores and grocery stores throughout the country.  We have also given samples to competitive ATV riders.  Currently, we are test marketing the product in 12 local convenience stores and so far, it has been well received.  This feedback has made us feel confident about continuing the development process and getting this new product to market.  In this regard, we have also recently engaged intellectual property attorneys to register a trade name, trademark and/or service mark on this new energy spray product that we are developing for sale, the name for which we have not as yet decided on or otherwise disclosed.

In addition to the foregoing, just after the end of our first quarter, on April 7, 2009, we issued a press release in which we unveiled and announced our newest health drink product known as EpiGaia™.  We followed up that press release with a Form 8-K.  See Item 6, below titled “Exhibits and Reports on Form 8-K.”  This product was formulated by one of our directors, namely, Edward H. Hall, Sr., who personally filed for a nutritional formulation patent with the U.S. Patent and Trademark Office last November, all at his own expense.   As a result of the value that management saw in this unique formulation, we entered into a License Agreement with this director, as licensor, on April 3, 2009.  In doing so, Mr. Hall, the interested director, abstained from approving the Agreement.  We also complied with the requirements of Nevada law that relate to transactions with interested persons.  That is to say, all disinterested directors approved the License Agreement and all believe that its terms are fair and in the best interests of the Company.

Under the License Agreement, an agreement which is non-exclusive, the technology licensed to us by Mr. Hall is defined as any and all technology disclosed in and/or subject of the patent rights or other intellectual property rights of any kind resulting from, or involving, United States Provisional Patent Application  filed by the Licensor on November 13, 2008 and entitled “Nutritional Supplements and their Methods of Making” and any subsequent patents or patent applications filed in the United States which claim priority directly or indirectly to such patent application including all non-provisional, divisional, continuation, continuation-in-part, renewal or substitute applications.

Under the License Agreement, our Licensor is entitled to receive a 5% royalty on “net sales” of between $ 0 and $1 million.  Any net sales exceeding $1 million shall entitle the licensor to a 3% royalty.  “Net sales” under the Agreement is defined as the gross dollar amount collected by Licensee from its customers, whether such customer is a distributor, wholesaler, retailer, end-user, or any other third party, for Licensed Products sold, leased, or otherwise commercially transferred by Licensee, less: 1) any discounts or rebates actually applied; 2) any tax or governmental charge included in such gross dollar amount, which is imposed directly on, or measured by, the sale, lease or transfer, transportation, delivery or use of the Licensed Product, other than any taxes or charges on the seller’s net income, unless it is actually reimbursed; 3) actual allowances for returned Licensed Products.  For more specific information in regard to the License Agreement, reference is made to the Agreement itself, attached hereto as an exhibit.  See Item 6 below.

The Agreement also provides that any changes or innovations to the licensed technology added by us shall belong to the licensor.  We believe that this provision is typical in license agreements of this type.  The Agreement can be terminated upon the mutual agreement of the parties.

We are including the “TM” or trademark designation next to the name EpiGaia™ in that, on May 7, 2009, UpLift applied, through intellectual property counsel, for a federal trademark and trade name with the U.S. Patent and Trademark office in Washington, D.C.  In addition to applying for a federal trademark and trade relative to the name “EpiGaia,” on the same date we also applied for a trade name and trademark for the names “Epigenic Health” and “Epigenic Wellness.”  These three applications are identified by Serial Nos.77/.731,844, 77/731,917 and 77/731,888, respectively.   We intend to use the TM designation in connection with our use of any of these marks.  These three federal trademark applications are pending.  We have no way of knowing, at the present, time if our applications will be granted, or, if they or any of them are, when that might occur.

Knowing or anticipating that we would be licensing the EpiGaia™ patent-pending formulation from one of our directors, we have also made an effort to further modify the formulation and flavor of the new product through the work of two of our officers, namely, Jessica Rampton, our chief science officer, and Jenny Nebeker, our genetic genealogist.  EpiGaia™ is based on applying the science of genetics, genealogy, anthropology and biology to nutritional health.  Rampton and Nebeker have worked diligently to attempt to translate major human ancestral migratory paths, revealed in genetic tests, into a roadmap of what our human ancestors digested as far back as the last Ice Age.  We are hopeful that genetic history can help play an important and significant role in determining which nutrients are ideal for a particular group of people.  This is the concept behind EpiGaia™.

Having finished our development and final formulation of EpiGaia™, we hope to start production and retail sales by our third quarter of this year.  In the meantime, we have created a website owned by us and exclusively devoted to EpiGaia™, how it works, and what we believe it offers to the consumer.  Investors and interested parties are encouraged to visit www.EpiGaia.com.  We have spent considerable time and energy developing this sister website.  See the section below titled “Our Websites.”

It is also our intention to continue to do what is necessary to get our new products carried in retail grocery and health food stores around the country.  In this regard, we have made substantial progress over the last year.  Although our retail marketing efforts have been reasonably successful so far, as a result of current economic conditions , we have tried to become more aggressive in internet marketing. We have begun a ‘try it free’ campaign that was recently launched.  Early results have been positive, but it is too early to tell what impact the campaign  will actually have on overall sales of our Active UpLift® health drink. ..Once again, our websites are www.upliftnutrition.com and www.upliftenergy.com and, more recently, www.EpiGaia.com.  Once we have finalized our “All Day Energy Spray” and are ready to sell it to the public, we plan to offer it on our existing websites.  During the quarter and subsequent to the quarter end, we obtained a web address specifically dedicated to “All Day Energy Spray.”  The web address for ‘All Day Energy Spray’ is www. alldayenergyspray.com.  Since “All Day Energy Spray” lacks a website of its own, anyone who types in www.alldayenergyspray.com will taken directly to our website, www.upliftenergy.com.

During our first quarter ended March 31, 2009, we generated or realized $328 in revenue net of discounts and coupons  from the sale of Active UpLift®.

During the quarter, we did not ship any cases of Active UpLift® to re-stock supplies in any Ralph’s grocery stores..  As of the date of this document, we also did not ship any additional cases of Active UpLift® to the distribution center in Oklahoma for the purpose of re-stocking Albertsons grocery stores throughout Colorado and Arizona.  During the quarter, we did, however, ship a total of 6 cases of both flavors of  Active Uplift® to several Harmons grocery stores in the State of Utah.  What product is not sold out of the cases we ship can be returned to us by the retailer and the retailer’s account with us credited accordingly.

Each of the foregoing store placements requires a certain amount of money to be spent on advertising.  Accordingly, as of March 31, 2009, we had essentially completed ‘in store’ demos in all the store locations that carry our product for sale.  For example, we have completed the first round of in-store demos in Colorado and Arizona and have also conducted demos in Texas and Florida.  To support our growing markets in Colorado, Arizona, Florida and Texas, we have begun a modest advertising campaign aimed specifically at those markets.  Furthermore, we have been and are planning to schedule more local and regional sporting events such as runs conventions and other athletic events that are heavily attended and in which we will act as major sponsors.  We did not do such during our first quarter, however, with the exception that we gave out samples of our “All Day Energy Spray” to some competitive ATV riders, all in anticipation of an endorsement by one of them, something we are following through on.  We have also placed ads in regional magazines and periodicals throughout our market regions.  To support our magazine ads, we recently modified our website to be more animated, sophisticated and user-friendly.  We hope to follow the foregoing marketing strategies with continued sponsorship of nationally known athletic events such as marathons, bike races, ATV competitions, and those typical events that require healthy energy drinks for the participants and spectators. What we anticipate budgeting for this type of expense is set forth in our budget for 2009 contained in our Annual Report on Form 10-K filed on Edgar last March.   Reference is thus made to that document.  These promotional activities include not only advertising dollars but contribution of product samples, give-aways, promotional coupons and retail store cooperative advertising, our total marketing expenses were $11,741 and $9,091for the quarters ended March 31, 2008 and March 31, 2009, respectively.

All but approximately 400 of our promotional coupons mentioned in the previous paragraph have now expired. The 400 that have not expired have a ‘NO EXPIRATION” date on them, so they can be used anytime in the future.  However, management believes that most of these coupons have been lost or destroyed as we have redeemed less that 1% of these coupons.

General administrative expense increased from $5,682 to $6,921 for the period ended March 31, 2008 and 2009, respectively.

Cost of goods sold increased from $ 2,335 to $170 for the quarters ended March 31, 2008, and March 31, 2009, respectively.

Selected Financial Data

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful.  Reference is made to Part I above and our audited financial statements included in Part F/S of our 2008 Annual Report on Form 10-K filed on Edgar in March.  Reference is also made to the section immediately below titled “Liquidity and Capital Requirements.”  Because we are still a development stage company and our new Active UpLift® product has only recently been suitable for offer and sale in interstate commerce, and on a retail basis, we have only generated or realized nominal revenues from our operations through the end of our first quarter of 2009.  Our gross income from sales for our first quarter was $158.  Our lack of substantial revenue and sales is currently a result of not yet having established normalized operations that would generate significant revenue or establish a pattern of expenditures that correlate with revenue.

Since our emergence from approximately 5 years of dormancy, we have incurred accounting costs and other expenses and fees in connection with reactivating ourselves, acquiring Nu Mineral Health, a Wyoming limited liability company, the preparation and filing of our Form 10-SB registration statement in 2007, the recent preparation and filing of our Annual Report on Form 10-K, a report containing audited financial statements, and otherwise continuing to be current in our reporting obligations with the U.S. Securities and Exchange Commission (“Commission”). Funding of these and other expenses is from working capital provided by our majority stockholder, namely, Uplift Holdings, LLC, an entity which, because of its over 75% ownership interest in us, has an obvious vested interest in seeing us successfully market our current and new products.

For our first quarter ended March 31, 2009, we incurred fees and expenses totaling $43,395.  These fees and expenses have been for accounting fees, legal fees, transfer agent fees, promotional and marketing expenses.

Liquidity and Capital Requirements

During our first quarter ended March 31, 2009, our current assets increased approximately $14,350 primarily due to an increase in other assets of approximately $15,232.  This increase is primarily due to prepaid expenses.  During the same time frame, total assets increased approximately $15,930 from approximately $39,570 to $55,502 primarily from the increase in prepaid expenses included in current assets and an increase in intangible assets representing the costs of filing trademarks.

During our first quarter ended March 31, 2009, current liabilities increased from approximately $413,000 to approximately $480,300, an approximate $66,300 increase.  There are several factors that contributed to this net increase in current liabilities during the period, including an increase of approximately $32,200 in advances from shareholders, an increase of approximately $7,500 in accrued interest payable to related parties, and an increase to accounts payable of approximately $26,700.  Deferred revenue also increased approximately $270. Deferred revenues are Company products in retail locations for which we have been paid but the right of return has not lapsed so we are unable to record the revenue.

Our sales decreased  by approximately $2,220  as compared to the same quarter of last year.  Our cost of sales decreased  by approximately $2,165 as compared to our same quarter of last year.   For the three months ended March 31, 2009, our total operating expenses increased 1.5 percent or by approximately $65 as compared to March 31, 2008.

As of March 31, 2009, our cash balance in our checking account was $ 0 and as of the date of this quarterly report, it is $1,825.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is provided by our majority shareholder.

The continuation of our current plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.  During the quarter, our majority shareholder, Uplift Holdings, loaned or advanced us an additional $32,000.  Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such.  Uplift Holdings’ loans are considered or designated by us as "advances," inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest on the on-going balance, we currently have no way of paying any interest payments to Uplift Holdings.  As of March 31, 2009, we have accrued approximately $34,800 in interest due and owing stockholders.  In the event we modify our oral agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments. Though we have nothing definitive in writing with our majority shareholder, we consider Uplift Holdings’ obligation to advance us the money necessary to carry out and pursue our business plan a legal obligation of it upon which both we and investors can rely.  As of March 31, 2009, we recorded stockholder advances and accrued interest totaling $402,351.

We do not have sufficient working capital to fund our current or future operations.  We must rely upon advances from our majority shareholder, Uplift Holdings, to meet our monthly cash requirements for not only the next 12 months but more than likely for at least for the next two or three years.  Our majority stockholder has committed itself to advancing the funds necessary for us to carry out and pursue our business plan, a commitment that will also satisfy all our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within two or three years, we should be able to successfully carry out our business plan.  If a determination is made by management within the next two or three years that we will NOT be successful and that our business plan is or will be a failure for reasons which we can only imagine, our majority shareholder will likely elect not to advance us any more funds.  See the section titled "Plan of Operation" below. Having said this, we are unable to guarantee that at the expiration of two or three years from now, and assuming that our business plan is NOT by then successful, that our majority shareholder will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that our majority shareholder will NOT continue to advance us funds beyond the next two or three years, particularly if it appears that we will indeed be able to successfully carry out our business plan if we continue beyond that time.  If our majority shareholder does not desire to loan or advance us sufficient funds to continue for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.  It is possible, however, that we will consider private placement of our shares, the form of which we also cannot predict at this time.  We can make no such prediction simply because management might not be able to obtain third party financing sources or working capital funds at rates favorable to the Company.

New Developments and Initiatives during Our First Quarter.

Aside from the new packaging or display box modifications discussed in our recent annual Report on Form 10-K, during our first quarter, we continued working on the final development of our new "Super Juice" drink formula known as EpiGaia™ which we unveiled and announced in a press release on April 7.  Reference is made to www.EpiGaia.com.  In this regard, we have commenced a “taste and effects test” on a selected number  of over 25 individuals.  For this test, we ordered and received 25 kilos of finished product and are near  the end of  that test period .  Responses from both tests have been positive and we believe that everyone that has used the product has enjoyed it or expressed some benefit from it.

More recently, we completed a short video introducing and explaining our new, “Super Juice” drink product.  This video clip is ready to be shown to potential investor groups, the public and retailers and is available on EpiGaia™’s website.  Significantly, we have substantial additional information about the product on EpiGaia™’s website and therefore, we encourage all investors and interested parties to visit it.

During the last quarter of 2008 and this first quarter, we also completed and performed initial taste testing on our “All Day Energy Spray” product mentioned above.  We do not, as yet, have a name for it and it is some time away from being sold in retail stores.  Management is very excited about the marketing possibilities for this new product.   The spray is an “all day” energy spray that will be taken orally for faster ingestion into the body.  As stated above, we are in the process of applying for trademark and service mark recognition of this new product and will announce the name of this product at the appropriate time.

The further development of our new “Green Tea Diet” energy drink product that we have mentioned in previous Edgar filings has been on hold until we commence actual sales EpiGaia™ and our new “All Day Energy Spray” product mentioned above.

PLAN OF OPERATION

Our principal business plan has been to promote, market and sell our unique powdered natural energy and health drink, Active UpLift®, through traditional retail distributors, who, in turn, will supply our product to retail grocery, health and food stores.  We feel that our best markets will be large retail food store chains and specialty health food outlets.  This assumption has proven to be correct in that we now have relationships with three large retail grocery store chains and their distributors. We have tried to compliment this marketing strategy by also offering our products on and through the Internet.  Because our principal product at the present time, Active Uplift®, is a new and improved product and we are essentially a start-up enterprise, the dietary supplement and nutrition industry is largely unfamiliar, at this stage, with Active Uplift®, not to mention our new Apple Cinnamon-flavored hot drink version of this same product.  For this reason, we believe it will take some time for these two products, including our new “All Day Energy Spray,” not to mention EpiGaia™, to "catch on" and for any significant or meaningful sales to occur.

As stated above, our principal product currently offered for sale to the public, Active UpLift®, was only completed as recently as the end of 2007 for sale to the public.  Given that and given management’s recent decision to redesign our colored retail delivery boxes, we have had limited opportunities to date to engage in specific marketing and advertising campaigns.  So far, the only significant advertising campaigns we have undertaken have been “in store” demos that have either already been completed or are scheduled to be done in the future.  We have placed an ad in “Denver Magazine” that ran during the fourth quarter of last year and again during our first quarter of 2009.  In addition to these efforts, we anticipate having to continue to spend money with retail distributors, or make commission deals with retail distributors, to assist us in getting our product featured in retail food and grocery store chains around the country.  At present, we do not know the exact amount of money that will be necessary to spend with retail distributors on advertising, although we anticipate that it will be a significant amount of our 2009 budget.  Although we have signed a distribution agreement with one distributor in Idaho that has a 7,000 plus retail store distribution, and have now placed product in as many as 357 of their Albertsons stores, we have no way of predicting our potential success in this regard.  Nor do we know if they will carry our new “All Day Energy Spray” product or EpiGaia™, once those two products are ready and available for sale to the public. Last year, we made significant progress in getting our product carried in three retail grocery store chains, namely, Albertsons, Ralphs and Harmons.  Accordingly, we believe our ability to sell our product in retail food and grocery stores holds more of the key to our success rather than merely offering our product for sale on the Internet, a strategy that can result in spending a lot of money on pay-per-click and other advertising, with little results.  As for our budget for on-line advertising, if we choose to do so, reference is made to our Annual Report on Form 10-K.

As a result of featuring Active UpLift® in various retail stores mentioned above, we currently estimate less than anticipated sales and gross revenue for our second and third quarters of this year.  This is because we have, to some degree, been side-tracked and have otherwise been devoting more time and energy to the completion of our “All Day Energy Spray” product and EpiGaia™.  Though we do not know for sure, these efforts to complete these two new products, and, at the same time, obtain the necessary intellectual property protections, may have detracted, to some degree, from our ability to concentrate on increasing sales of Active UpLift®,  Having said this, we are also not certain that we will be able to get our two new products to the retail market during the forthcoming second and third quarters, nor do we have any way of knowing or predicting what sales might be.  Having just begun our operations at the end of 2007 and having two newer products to now introduce into the market for the first time, namely, our “All Day Energy Spray” product and EpiGaia™, we feel that what we have done in the last year and a half remains a significant accomplishment or achievement  in such a short period of time.

Our Websites

During our fourth quarter of last year, we redesigned our UpLift website and another website address has been added for the convenience of our e-Commerce customers.  Our web addresses are: www.upliftnutrition.com and www.upliftenergy.com.  The second website address was added because of the name recognition it had attracted before we acquired its predecessor company in 2006.  Our website is hosted by www.godaddy.com  Because www.godaddy.com is one of the largest website hosts in existence, we feel comfortable that the chances of our website “going down” at any given time are remote.  As a result, we believe there is little likelihood of losing sales because our website “goes down.”

We have created a new website for our EpiGaia™ product that we have only recently launched.  It is www.EpiGaia.com.  Come this summer, we plan to offer the product directly on such website.  We have spent an enormous amount of time and energy on this website and encourage any investor or interested person to visit it.

As of the date of this report, we do have a website address for our “All Day Energy Spray” that we are currently market testing at 12 local convenience stores.  As mentioned above, that website address is www.alldayenergyspray.com. However, because we don’t have, and probably won’t have, a specific website dedicated exclusively to this product, this web address automatically takes a web user to Uplift’s website.

Inventory

As of March 31, 2009, inventory consisted of $8,285 in raw materials, which includes our newly redesigned 14-pack display boxes, $8,589 in finished goods, and $15,323 in consigned inventory.  Consigned inventory represents cost of product shipped to customers for which we cannot recognize revenue until the right of return expires or we are able to reasonably estimate returns based on historical experience.  As of the date of this document, we have in inventory  4269 boxes (each box contains 14 packets ) of our “new” Active UpLift® apple-cinnamon cold or hot flavor drink,  4380 boxes  of the original Active UpLift® raspberry-lemonade flavored drink, and 39 kilos of the raspberry-lemonade flavor in bulk.

On April 1, 2009, after the end of the quarter, we received, from our packager, our first inventory supply of “All Day Energy Spray” which consisted of 372 bottles of Mint flavored, 351 bottles of Grape flavored, 307 bottles of Citrus flavored and 310 bottles of Cinnamon flavored sprays. As of the date of this report, we have sold 24 bottles of each flavor and placed 66 bottles of each flavor in 11 local convenience stores for test marketing.  Further, we have used another 76 bottles of each flavor for promotion and marketing.  As of March 31, 2009,we had no inventory of EpiGaia™. As of April 1, 2009, we received our first shipment of EpiGaia™ health drink mix, consisting of a total of 25 kilos of product packaged in one kilo tubs. To date, we have given out 13 individual, one Kilo tubs for promotional and personal use, leaving an inventory of 12 kilos.

The foregoing entire inventory, with the exception of the 39 kilos of bulk product, is currently held in our warehouse located at 252 West Cottage Avenue, Sandy, Utah.  The bulk product is currently held by Rocky Mountain Co Pack , our new third party packager, which will formulate, mix and package product at such time as we receive additional orders.

We are NOT Dependent on One Supplier for Our Potential Success

In addition to obtaining most of our ingredients through our current manufacturer, Harmony Concepts located in Weber County, Utah, which, by the way has excellent manufacturer relationships and thus, the purchasing power to get us the best possible prices, we have identified at least three other manufacturers/packagers capable of buying, producing and mixing our product.  Our Active UpLift® product is packaged and placed in boxes for us by Rocky Mountain CoPack.  Our “All Day Energy Spray” is mixed and packaged by DaiShin Packaging in Springville, Utah. Significantly, we do not believe that we are reliant on one vendor for our success. For example, we have discovered other, new  bulk food packagers  in the Salt Lake City area.  One of these other new suppliers that we could contract with is Wasatch Product Development, a company capable of mixing and packaging both of the products mentioned above. All of these companies have been in business for many years and appear to have excellent reputations in mixing and packaging circles..

Our manufacturer/packagers sign a non-disclosure, non-compete agreement with us and thus, we are assured that they will not disclose our formula to anyone else.  We also feel comfortable in this regard in that these companies’ continued success is dependent on their ability to keep their customers’ formulas secret.

Our Business Plan over the Next 12 to 18 Months

Since we have now gotten our “foot in the door” of at least three large retail food chain stores, we now plan to spend more time developing relationships with retail food chain stores and probably less time and energy concentrating on Internet or drop-ship business sales.

Our current suggested retail price for a box of 14 powder packets of Active UpLift® is $15.95, plus approximately $4.95 for shipping and handling anywhere in the U.S. or Canada.  To enhance or increase on-line sales volume, we have instituted offering free and reduced price specials on our websites; however, we are not willing to continue to do so if it would hinder our efforts to encourage a large retail grocery or health food stores to carry our product.  That is to say, we have no intention of undercutting a potential retailer through website sales.

During the first quarter we tried to be more aggressive in our effort to place more product with other large retail grocery stores, convenience stores and health food stores.  There is little doubt that future sales of our product will be driven by the amount of money we are able and willing to spend on advertising and with various retail distributors, not to mention on-line advertising.  During the next 12 to 18 months, we will actively pursue enhancing sales.  For the time-being, with a retail price of $15.95 per box, our profit on the sale of Active UpLift® could range from $4.20 to $10.65 (depending on volume and wholesale prices).  As a result, we intend to focus our efforts on selling Active UpLift®  in retail stores and on-line. Already we have met with additional retail advertisers/marketers who have the ability, through advertising, to drive retail customers to Active UpLift®.  As stated above, we have been conducting “in store” demonstrations at all of our Albertsons and Harmons store locations.  The demos have basically been on-going and we are not certain when we will actually curtail them.  As also stated above, we also started an advertising campaign last quarter in a Denver, Colorado, magazine.  The ad has already ran during our fourth quarter of 2008 and it ran again during the first quarter issues of “Denver Magazine.”  Whether more marketing and advertising is bought will be depend on the feedback we receive from these first new advertising campaigns, all of which are designed to send potential consumers to our new, modified and redesigned websites.

As set forth elsewhere herein, we also plan to advertise on other websites, links to other on-line retailers, specialty websites, and possibly specialty food magazines.

For further information in this regard, reference is made to our Annual Report on Form 10-K filed in March 2009.

Our Current Marketing/Advertising Strategy

Because we are concentrating on getting our product in retail grocery and food stores chains, we are currently NOT advertising on the Internet in any other manner than keeping our name viable in the Google and Yahoo! search engines.  Having said this, in order for our business to succeed, we additionally plan, among those things mentioned in our Annual Report on Form 10-K filed at March end 2008, and on an on-going basis, to:

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

Employees, Experts, Consultants and Advisors

Currently, we have no employees. We do have officers with specific or special designations but they are not deemed employees and are not compensated like an employee would otherwise be compensated.

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

While we have not planned to obtain expert and other services unless needed, we have retained the services of Mr. Bruce Miller, a retired grocery store executive, on a consulting basis to head up and oversee our marketing program.  Except for Mr. Miller, we do NOT intend to use or hire any employees, with the possible exception of part-time clerical assistance and professional accounting on an as-needed basis.

Express Obligation of Our Principal Shareholder to Finance Us and Our Business Plan Over at least the Next Two to Three Years .

Our principal shareholder, Uplift Holdings, LLC (“Uplift Holdings”), intends to provide us with sufficient funding, over at least the next two to three years, to pursue and carry out our business plan.  This includes whatever capital is necessary to keep us current in all of our reporting obligations. The only caveat with regard to this commitment is if it is determined by us and our majority shareholder within the next two or three years that our business plan will NOT work and cannot succeed.  If that occurs, and we can make no prediction about whether it will occur or not, our majority shareholder will likely elect to cease funding us. We have NOT entered into any formal, written agreement with Uplift Holdings that contractually binds or obligates it, in writing, to fund us for the next two or three years, though we consider this commitment on its part to be a legal obligation upon which we and our shareholders can rely. Having said this, we are always in the process of evaluating our business plan. At the expiration of two or three years, or earlier, and assuming that our business plan has NOT been successful, or even partially successful, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Uplift Holdings will then have to evaluate whether, and to what extent, it wants to continue to fund our operations and business plan, including our various advertising campaigns. During our first quarter ended March 31, 2009, Uplift Holdings advanced us an additional $32,000.  This figure is carried on our balance sheet as a liability.  See our financial statements in Item 1 above.  Between the end of the first quarter and the date of this report, UpLift Holdings has advanced us an additional $30,000.

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

We have no “in-house” accounting personnel and must pay outside accountants to prepare financial records.  We also do not have an independent board or an audit committee.  We do not have paid personnel who work in inventory.  Accordingly, due to our current size and our lack of paid personnel at the present time, there is risk that we may not be able to create and maintain an effective control environment.  Having said this, and given that we are a start-up business and have only commenced significant sales of our product since the end of last year, or for some-nine months, our management, including our chief executive officer and chief financial officer, nonetheless assessed the  effectiveness of our internal control over financial reporting as of March 31, 2009.   Based on this evaluation and given our current limitations as a start-up company and the other, general or inherent limitations identified above, our management concluded that, as of March 31, 2009, we determined that, at the present time, our internal control over financial reporting was not effective based on those criteria.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other information.

With respect to new developments and progress we have made during the quarter, reference is made to the heading above titled “New Developments and Initiatives During the Quarter.”  See also the Form 8-K we filed in April 2009 attaching a press release we recently issued announcing the unveiling of our genetically-driven nutritional product known as “EpiGaia™.”

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

10

The April 3, 2009, License Agreement entered into with one of our directors.  This agreement relates to the initial formulation of EpiGaia™, a new product that we hope to begin selling later in the year.

31

302 Certification of Gary C. Lewis

906 Certification

 (b) Reports on Form 8-K

In early April of this year, we filed a Form 8-K attaching a press release announcing or unveiling our new product, EpiGaia™, that we intend to introduce to the marketplace later this summer, the formulation for which we have been licensed by means of a certain License Agreement attached to this Report as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLIFT NUTRITION, INC.
(Issuer)

Date:	May 19, 2009	By:	/s/ Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 19, 2009	By:	/s/ Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer

Date:	May 19, 2009	By:	/s/ Edward Hall
Edward Hall
Chairman of the Board