Form 10-Q
period 2009-06-30
Uplift Nutrition, Inc.
filed 2009-08-19
CIK 1390705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the second quarter ended June 30, 2009

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 14, 2009
Common Capital Voting Stock, $0.001 par value per share	24,216,944 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2009

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

(UNAUDITED)

CONTENTS

PAGE

 Balance Sheet, as of June 30, 2009 (unaudited) and December 31, 2008

4

Unaudited Statements of Operations, for the three and six

months ended June 30, 2009 and 2008 and for the period from

March 7, 2005 (date of inception) through June 30, 2009

5

Unaudited Statement of Stockholders’ Deficit

6

Unaudited Statements of Cash Flows, for the six months ended

June 30, 2009 and 2008 and for the period from March 7, 2005

(date of inception) through June 30, 2009

7

Notes to Unaudited Financial Statements

     8 - 14

UPLIFT NUTRITION, INC.

[A Development Stage Company]

BALANCE SHEETS

	June 30,	December 31,
ASSETS	2009	2008
	(Unaudited)
Current Assets
Cash	$ 8,553	$ 4,183
Receivables, net of allowance	608	-
Inventories	35,150	29,017
Fixed Assets, at cost, net	1,648	-
Prepaid Expenses	2,680	1,679
Total Current Assets	48,639	34,879

Intangible Assets, net	28,013	4,694

Total Assets	$ 76,652	$ 39,573

LIABILITIES AND STOCKHOLDER’ DEFICIT

Current Liabilities
Accounts Payable	$ 35,380	$ 28,294
Accrued Interest Payable - Related Party	44,170	27,317
Deferred Revenue	19,134	22,674
Stockholder Advances	473,630	335,330
Total Current Liabilities	572,314	413,615

Commitments and Contingencies	-	-

Stockholders' Deficit
Common Stock; $0.001 Par Value, 100,000,000 Shares Authorized 24,216,944 Shares Issued and Outstanding at June 30, 2009 and December 31, 2008	24,217	24,217
Capital in Excess of Par Value	317,104	317,104
Deficit Accumulated During Development Stage	(836,983)	(715,363)
Total Stockholders' Deficit	(495,662)	(374,042)

Total Liabilities and Stockholders’ Deficit	$ 76,652	$ 39,573

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF  OPERATIONS

(UNAUDITED)

					Period From March 7, 2005
	Three months ended		Six months ended		(date of inception)
	June 30,		June 30,		Through
	2009	2008	2009	2008	June 30, 2009
Net Sales	$892	$130	$1,220	$2,679	$8,918
Cost of Goods Sold	938	1,484	1,108	3,819	21,419
Gross Profit (Loss)	(46)	(1,354)	112	(1,140)	(12,501)
Operating expenses
Marketing	23,320	20,729	32,339	32,470	156,023
Consulting	21,369	14,806	48,824	14,806	251,236
Other General and Administrative	16,787	11,890	23,708	43,479	141,270
Provision for receivables	-	-	-	-	12,480
Salaries and Wages	-	-	-	-	215,250
Total Operating Expenses	61,476	47,425	104,871	90,755	776,259
Loss from Operations	(61,522)	(48,779)	(104,759)	(91,895)	(788,760)
Other Expense
Loss on disposal of assets	-	-	-	-	(1,764)
Interest Expense – Related Party	(9,349)	(4,942)	(16,861)	(8,749)	(46,459)
Total Other Expense	(9,349)	(4,942)	(16,861)	(8,749)	(48,223)
Loss Before Income Taxes	(70,871)	(53,721)	(121,620)	(100,644)	(836,983)
Provision for Income taxes	-	-	-	-	-
NET LOSS	$(70,871)	$(53,721)	$(121,620)	$(100,644)	$(836,983)
Loss per common share outstanding computed
On net loss, basic and fully diluted	$-	$-	$(0.01)	$-	$(0.04)
Weighted-average common and dilutive common equivalent shares outstanding
basic and fully diluted	24,216,994	24,216,994	24,216,994	24,216,994	22,873,649

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the period of inception (March 7, 2005) through June 30, 2009

Common Stock	Capital in Excess of Par	Deficit Accumulated During Development	Total Stockholders’
Shares	Amount	Value	Stage	Equity (Deficit)
Inception, March 7, 2005	$ -	$ -	$ -	$ -
Common shares issued for cash
At $0.00005 per share, March 2005 on	20,000,000	20,000	(19,000)	-	1,000

Capital Contributions July
Through November 2005	-	-	31,930	-	31,930

Net loss for the period ended
December 31, 2005	-	-	-	(25,859)	(25,859)

Balance at December 31, 2005	20,000,000	20,000	12,930	(25,859)	7,071

Capital Contributions January
Through May 2005	-	-	10,511	-	10,511

Common Stock Issued in a
stock Offering Transaction, June 2006	2,841,944	2,842	(3,212)	-	(370)

Common shares issued for services
at $0.21 per share, October 2006	1,325,000	1,325	276,925	-	278,250

Net loss for the year ended
December 31, 2006	-	-	-	(328,905)	(328,905)

Balance at December 31, 2006	24,166,944	24,167	297,154	(354,764)	(33,443)

Common shares issued for
Services at $0.40 per share, November 2007	50,000	50	19,950	-	20,000

Net loss for the year ended December 31, 2007	-	-	-	(126,310)	(126,310)

Balance at December 31, 2007	24,216,944	24,217	317,104	(481,074)	(139,753)

Net Loss for the year ended December 31, 2008	-	-	-	(234,289)	(234,289)

Balance at December 31, 2008	24,216,944	24,217	317,104	(715,363)	(374,042)

Net Loss for the six months ended June 30, 2009	-	-	-	(121,620)	(121,620)

Balance at June 30, 2009	24,216,944	$ 24,217	$ 317,104	$ (836,983)	$ (495,662)

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
			March 7, 2005
	For the six months ended		(date of inception)
	June 30,		Through
	2009	2008	June 30, 2009

Cash flows from operating activities

Net loss	$(121,620)	$(100,644)	$(836,983)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,314	532	5,484
Stock issued for services	-	-	298,250
Provision for accounts receivable	-	-	12,480
Loss on disposal of website	-	-	1,764
Changes in assets and liabilities
Decrease (increase) in receivables	(608)	10,195	(13,088)
Increase in inventory	(6,133)	(12,027)	(35,150)
Increase in prepaid expenses	(1,001)	(10,866)	(2,680)
Increase (decrease) in accounts payable	7,086	(2,041)	35,380
Increase in deferred revenue	(3,540)	11,337	19,134
Increase in accrued interest – related party	16,853	8,664	44,170
Total adjustments	13,971	5,794	365,744
Net cash used in operating activities	(107,649)	(94,850)	(471,239)
Net cash flows from investing activities

Payments for website development - intangible assets	(22,755)	-	(28,490)
Purchase of fixed assets	(1,826)	-	(1,826)
Payments for indefinite-life intangible assets	(1,700)	-	(6,593)
Net cash used in investing activities	(26,281)	-	(36,909)
Cash flows from financing activities

Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,071
Net advances from shareholders	138,300	88,725	473,630
Net cash provided by financing activities	138,300	88,725	516,701
Net increase (decrease) in cash	4,370	(6,125)	8,553
Cash at beginning of period	4,183	9,642	-
Cash at end of period	$8,553	$3,517	$8,553

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-	$272
Income taxes	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  It is suggested that these financials statements be read in conjunction with the December 31, 2008 audited financial statements and notes thereto for Uplift Nutrition, Inc.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

Intangible Assets

Intangible assets consist of trademarks, patents and Website development costs.  Trademarks are accounted for as indefinite-life intangible assets that are not amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” accordingly tests these assets at least annually for impairment. As of June 30, 2009 and December 31, 2008 there was no impairment.  Patents and Website Development costs are considered definite-life intangible assets an are amortized over their useful life.

On January 1, 2009, the Company adopted FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets".  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of this statement will not effect the financial statements of the Company.

Revenue Recognition

The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the right of return has expired, the price and terms are finalized, and collection of resulting receivable is reasonably assured.  Products are shipped FOB shipping point at which time title passes to the customer.   At June 30, 2009 and December 31, 2008 the Company has recorded deferred revenue of $19,134 and $22,674 respectively.  Deferred revenue represents the gross sales of product shipments with an unrestricted right of return for which the Company has no historical returns experience and therefore is unable to reasonably estimate returns.

During the three months ended June 30, 2009 the Company recognized product returns on deferred sales resulting in a reduction of deferred revenue of approximately $3,800.

The Company accounts for product coupon incentives the later of 1) the date at which the related revenue is recognized or 2) the date at which the sales incentive is offered.   The Company did not issue any coupons during the six months ended June 30, 2009.

Advertising Cost

The Company expenses the costs to promote and advertise the Company’s products as they are incurred.  Such costs amounted to $23,320 and $20,729 for the three months and $32,339 and $32,470 for the six months ended June 30, 2009 and 2008, respectively.  Based on historical expericnce the Company has determined that any potential liability for the redemption of unexpired coupons issued is immaterial.

Research and Development Cost

The Company expenses research and development costs for the development of new products as incurred. Included in other general and administrative expense for the three and six months ended June 30, 2009 and 2008 were $275 and $355 respectively.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $836,983 from May 7, 2005 (inception) through June 30, 2009 including a loss of $70,871 for the three months ended June 30, 2009. Current liabilities exceed current assets by $523,675 at June 30, 2009. The Company has recognized minimal revenue during it’s developmental stage (from May 7, 2005 (inception) through June 30, 2009), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3 – Related Party Transactions

As of June 30, 2009, the Company owes an officer/director approximately $8,500 from advances made to the Company. The advances are unsecured, payable on demand, and accrue interest at an annual rate of 8%. The Company recorded interest expense of $166 and $137 for the three months and $306 and $276 for the six months ended June 30, 2009 and 2008, respectively. The Company made no interest payments during the three or six months ended June 30, 2009.  As of June 30, 2009, the Company owes a total of $1,068 in accrued interest to the officer/director.

As of June 30, 2009, the Company owes Uplift Holdings, LLC., a majority stockholder has a total of $465,130 made to the Company. The advances are unsecured, are payable on demand, and accrue interest at an annual rate of 8%. The Company recorded interest expense of $9,183 and $4,805 for the three months and $16,555 and $8,473 for the six months, ended June 30, 2009 and 2008, respectively.  The Company made no interest payments during the three or six months ended June 30, 2009. As of June 30, 2009, the Company owes Uplift Holdings, LLC, $43,102 in accrued interest.

Note 4 – Inventory and Consigned Inventory

Inventory consists of the following at June 30, 2009

Raw materials and supplies	$ 10,745
Finished goods	11,211
21,956
Consigned inventory	13,194

Total inventory	$ 35,150

At June 30, 2009, the Company had $13,194 ($15,153 as of December 31, 2008) of consigned inventory which represents the cost of product shipped to customers for   which the right of return has not expired and the Company cannot reliability estimate product returns.  During the three months ended June 30, 2009 the Company reclassed approximately $2,000 from consigned inventory to finished goods representing product returns from a single customer.

Note 5 – Intangible Assets

     Intangible assets consisted of the following at:

	Useful Life	June 30, 2009	December 31, 2008
Website development costs:	3 years	$25,950	$3,195
Less accumulated amortization		(4,143)	(3,195)
Net website development costs		21,807	-

Trademark and patents:	10 years	6,593	4,893
Less accumulated amortization		(387)	(199)
Net Trademarks an patents		6,206	4,694

Total Intangible Assets, net		$28,013	$4,694

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 – Intangible Assets – [continue]

Amortization expense amounted to $1,014 and $1,136 for the three and six months ended June 30, 2009, respectively ($266 for the three and $532 six months ended June 30, 2008).

Note 6 – Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss	$70,871	$53,271	$121,620	$100,644

Weighted average number of common shares outstanding used in basic and diluted loss per share	24,216,994	24,216,994	24,216,994	24,316,994

The Company had no potentially dilutive common stock equivalents issued for any period presented.

Note 7 – Stockholders’ Equity

The Company had 24,216,944 common shares issued and outstanding at June 30, 2009 and December 31, 2008.  The Company has an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc.

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

In March of 2009, the Company entered into a license agreement with its majority stockholder (licensor) for the right to produce, market and sell products developed under the Epi Gaia patent.  This agreement requires the Company to pay a 5% royalty on all net product sales up to $1 million and a 3% royalty on all net product sales over $1 million.  As of June 30, 2009, the Company has not yet sold any product under this agreement and therefore, has not incurred any royalty expense or liability related to this agreement.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 9 – Commitments and Contingencies

On June 11, 2009 the Company entered into an sales representative agreement that provides for a 7.5% cash commission on net sales (subject to returns) for all shipments to customers within the representative's territory.  In addition, upon signing the agreement and achieving 2 one million unit sales milestones for product designated in the agreement, the representative will earn the option to purchase and aggregate of 250,000 restricted shares of the Company’s stock  at a price equal to the closing market price of stock on June 17, 2009 of $.47 per share.  As of June 30, 2009, the Company has not incurred an expense in the financial statements as there were no sales made under this agreement.

Note 10 – Recently Enacted Accounting Standards

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”).  The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R) and other United States GAAP principles.  FSP 142-3 is effective prospectively for intangible assets acquired or received after January 1, 2009.  The Company does not expect FSP 142-3 to have a material impact on its accounting for future acquisitions or renewals of intangible assets.

In May 2008, the FASB issued APB Staff Position 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”).   FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition.   FSP APB 14-1 is effective beginning January 1, 2009 and is to be applied retrospectively.     At January 1, 2009 and at June 30, 2009, the Company has no convertible debt instruments which has the ability to be settled in cash.  Accordingly, there was no impact on the Company’s financial position or results of operation upon adoption.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 10 – Recently Enacted Accounting Standards

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity have significantly decreased.  FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This standard is effective for periods ending after June 15, 2009.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“FAS 165”).  FAS 165 establishes general standards of accounting for and disclosure of subsequent events.    In addition, FAS 165 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were made available to be issued.  FAS 165 is effective for periods ending after June 15, 2009 and accordingly, the Company adopted this standard in the second quarter of 2009.  The Company has evaluated subsequent events through the date its financial statements were issued, which is August 18, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162,” (“FAS 168”). FAS 168 establishes “The FASB Accounting Standards Codification TM” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial position or results of operations.

Note 11 – Subsequent Event

As of August 18, 2009, a stockholder advanced an additional $22,500.  The advances accrue interest at an annual rate of 8%, are unsecured and are payable on demand.

Subsequent to June 30. 2009, the Company entered into commitment to be a major sponsor at a sporting event for a promotional fee of $15,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

We are a start-up, internet-based ecommerce company that currently offers and sells a new natural energy and health drink called Active UpLift® in two different flavors and a new energy spray product.  Both products are currently marketed on a retail basis and also through our five (5) websites:   www.upliftnutrition.com, www.upliftenergy.com, www.alldayenergyspray.com, www.EpiGaia.com, and www.slothboy.net.

We have recently completed the development of our new All-Day- Energy Spray® product and, during the quarter we began manufacturing and marketing it on a limited basis. This new product comes in four flavors and has only recently been made available for retail and internet distribution and sale. This new product is designed to compete directly with the “one shot” energy drinks that are currently being marketed in convenience stores and grocery stores throughout the country.  We have given samples to competitive ATV riders, professional and amateur BMX and skateboard riders.  Simultaneously with retail marketing, we continue to test market the product in 12 local convenience stores and so far, it has been well received. A number of other retail outlets from inside the US and outside the US have recently contacted us and expressed an interest in placing All Day Energy Spray® in their stores, shops, etc.   In this regard, some time ago we engaged intellectual property attorneys to register a trade name, trademark and/or service mark on this new energy spray product that we now call “All Day Energy Spray®.” Recently, we received notice that this trademark application had issued.  Accordingly, the trademark is now registered with the U.S. Patent and Trademark office. We have also filed for another federal trademark for the name Xytine™, which is a proprietary, natural energy formula used in All Day Energy Spray®.  So far, we have heard nothing about the status of our application for this trademark and trade name.

On April 7, 2009, at the beginning of our second quarter, we issued a press release unveiling and announcing our newest health drink product known as EpiGaia™.  We filed a Form 8-K attaching the same.  See Item 6(b), below titled “Exhibits and Reports on Form 8-K.”  This product was formulated by one of our directors, namely, Edward H. Hall, Sr., who personally filed for a nutritional formulation patent with the U.S. Patent and Trademark Office last November, all at his own expense.   As a result of the value that management saw in this unique formulation, we entered into a License Agreement with this director, as licensor, on April 3, 2009.  See Item 6(a) below.  In doing so, Mr. Hall, the interested director, abstained from approving the Agreement.  We also complied with the requirements of Nevada law that relate to transactions with interested persons.  That is to say, all disinterested directors approved the License Agreement and all believe that its terms are fair and in the best interests of the Company.

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

Under the License Agreement, our Licensor is entitled to receive a 5% royalty on “net sales” of between $ 0 and $1 million.  Any net sales exceeding $1 million shall entitle the licensor to a 3% royalty.  “Net sales” under the Agreement is defined as the gross dollar amount collected by Licensee from its customers, whether such customer is a distributor, wholesaler, retailer, end-user, or any other third party, for Licensed Products sold, leased, or otherwise commercially transferred by Licensee, less: (1) any discounts or rebates actually applied; (2) any tax or governmental charge included in such gross dollar amount, which is imposed directly on, or measured by, the sale, lease or transfer, transportation, delivery or use of the Licensed Product, other than any taxes or charges on the seller’s net income, unless it is actually reimbursed; (3) actual allowances for returned Licensed Products.  For more specific information in regard to the License Agreement, reference is made to the Agreement itself, attached hereto as an exhibit.  See Item 6 below.

The Agreement also provides that any changes or innovations to the licensed technology added by us shall belong to the licensor.  We believe that this provision is typical in license agreements of this type.  The Agreement can be terminated upon the mutual agreement of the parties.

With regard to our new product, EpiGaia™, we are including the “TM” or trademark designation next to the name EpiGaia™ in that, on May 7, 2009, we applied, through intellectual property counsel, for a federal trademark and trade name with the U.S. Patent and Trademark office in Washington, D.C.  In addition to applying for a federal trademark and trade relative to the name “EpiGaia,” on the same date we also applied for a trade name and trademark for the names “Epigenic Health” and “Epigenic Wellness.”  These three applications are identified by Serial Nos.77/.731,844, 77/731,917 and 77/731,888, respectively.   We intend to use the TM designation in connection with our use of any of these marks.  These three federal trademark applications are pending.  We have no way of knowing, at the present, time if our applications will be granted, or, if they or any of them are, when that might occur.

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

Having finished our development and final formulation of EpiGaia™, we hope to start production and retail sales by our fourth quarter of this year.  In the meantime, we have created a website owned by us and exclusively devoted to EpiGaia™, how it works, and what we believe it offers to the consumer.  Investors and interested parties are encouraged to visit www.EpiGaia.com.  We have spent considerable time and energy developing this sister website.  See the section below titled “Our Websites.”

It is also our intention to continue to do what is necessary to get Active UpLift® and All Day Energy Spray® carried in retail grocery and health food stores around the country.  In this regard, we have made substantial progress over the last quarter. Although our retail marketing efforts have been reasonably successful so far, as a result of current economic conditions, we have tried to become more aggressive in internet marketing. In the first quarter of 2009, we began a “try it free” campaign.  Although early results appeared promising, the overall effect has been somewhat disappointing.  Nonetheless, sales have started to pick back up late in the second quarter and into the third quarter. Having said this, management still feels that it is too early to tell what impact the “try it free” campaign will actually have on overall sales of these two products.

During our second quarter ended June 30, 2009, we generated or realized $278 in revenue net of discounts and coupons from the sale of Active UpLift®. Because we essentially unveiled All Day Energy Spray® during the second quarter, sales were negligible.

During the quarter, we did not ship any cases of Active UpLift® to re-stock supplies in any Ralph’s grocery stores.  As of the date of this document, we also did not ship any additional cases of Active UpLift® to the Albertsons distribution center in Oklahoma for the purpose of re-stocking Albertsons grocery stores throughout Colorado and Arizona.  In fact, during the second quarter, we began, for the first time, receiving back Active UpLift® product that had been placed in Albertsons stores in Florida, Texas, Arizona and Colorado. Unfortunately, we lacked the financial resources or logistics ability to support the necessary marketing that Albertsons requires, not to mention the manpower necessary to keep up with its in-store marketing demands. We did, however, maintain our product presence in the local Harmon’s grocery stores and actually increased our presence in smaller, non-chain health food and drink stores.   What product is not sold out of the cases we ship can be returned to us by the retailer and the retailer’s account with us is credited accordingly.

Each of the foregoing store placements requires a certain amount of money to be spent on advertising.  Accordingly, as of June 30, 2009, we had essentially completed “in store” demos in nearly all the store locations that carry our product for sale.  For example, we completed the first round of in-store demos in Colorado, Florida, Texas and Arizona. We also began a modest advertising campaign aimed specifically at those markets.  Unfortunately, our “in-store” advertising efforts were insufficient in the judgment of Albertsons management.  That is to say, we were unable to physically go into every store to undertake the advertising campaigns that Albertsons deemed necessary.  As a result, Albertsons decided to return inventory from their stores,

As a result of events that occurred during the quarter, we have decided to concentrate our marketing efforts on All Day Energy Spray® and do so only in those areas where we currently have a presence and limited name recognition. Our marketing campaign for All Day Energy Spray® will include scheduling more local and regional sporting events such as BMX competitions (The Dew Tour), skateboarding events, water sport competitions, and mixed martial arts competitions. We have already sponsored biking events and motorcycle rides for charities. We have also agreed to and signed a sponsorship contract with Throwdown Showdown Events (“Throwdown”), the largest regional mixed martial arts promotions group.  This contract makes us a major sponsor in Throwdown’s upcoming fall event. The sponsorship includes radio and TV advertising, event banners, and company acknowledgements throughout the night at the event. Part of our marketing will be to give away samples of the product at these types of events as necessary to make the crowd aware that it is available at their local convenience store or market. We have also begun a search of these extreme sporting events in an effort to attract participants that will use and endorse All Day Energy Spray® as their “energy product of choice”.   To support all of these efforts, we have modified our websites to be more animated, sophisticated and user-friendly. We have also contracted with a marketing group whose primary function is to keep the websites updated and fully operational all the times.

We hope to follow our current marketing strategies with an aggressive national marketing and advertising campaign as soon as the retail markets for All Day Energy Spray® expand out into more parts of the country.  What we anticipate budgeting for this type of expense is set forth in our budget for 2009 contained in our Annual Report on Form 10-K filed on Edgar last March.  Reference is thus made to that document.  These promotional activities include not only advertising dollars but contribution of product samples, give-a ways, promotional and retail store cooperative advertising.  Our total marketing expenses was $23,320 for the quarter ended June 30, 2009.  By comparison, during our second quarter ended June 30, 2008, our total marketing expenses were $20,729.

General administrative expense increased from $11,890 to $16,787 for the quarters ended June 30, 2008 and 2009, respectively.

Cost of goods sold decreased from $1,484 to $938 for the quarters ended June 30, 2008, and June 30, 2009, respectively.

Selected Financial Data

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful.  Reference is made to Part I above and our audited financial statements included in Part F/S of our 2008 Annual Report on Form 10-K filed on Edgar in March.  Reference is also made to the section immediately below titled “Liquidity and Capital Requirements.”  Because we are still a development stage company and because, due to current economic conditions, we have decided to stop concentrating on retail sales of Active UpLift®), and further, given that our newest product, All Day Energy Spray® has only just recently been available for retail sale, we have only generated or realized nominal revenues from our operations through the end of our second quarter of 2009.  Our gross loss from sales for our second quarter was $46.  Comparatively, gross loss from sales for our second quarter of 2008 was $1,354.  Our lack of substantial revenue and sales is currently a result of not yet having established normalized operations that would generate significant revenue or establish a pattern of expenditures that correlate with revenue.

Since our emergence from approximately 5 years of dormancy, we have incurred accounting costs and other expenses and fees in connection with reactivating ourselves, acquiring Nu Mineral Health, a Wyoming limited liability company, the preparation and filing of our Form 10-SB registration statement in 2007, the recent preparation and filing of our Annual Report on Form 10-K, a report containing audited financial statements, and otherwise continuing to be current in our reporting obligations with the U.S. Securities and Exchange Commission (“Commission”). Funding of these and other expenses is from working capital provided by our majority stockholder, namely, Uplift Holdings, LLC, an entity which, because of its over 75% ownership interest in us, has an obvious vested interest in seeing us successfully market our current and new products. Uplift Holding’s principal and our Chairman of the Board, Mr. Edward H. Hall, as of the date of this report, has acquired 246,500 shares for his own account, shares that are deemed “control shares.” Adding or aggregating his personal holdings of 246,500 shares to the 18,080,000 restricted shares owned and held directly by Uplift Holdings results in a combined total of 18,326,500 shares held both directly and indirectly by Mr. Hall.  This combined total represents a 75.68% ownership interest in us as of the date of this report.

For our second quarter ended June 30, 2009, we incurred fees and expenses totaling $70,871.  These fees and expenses have been for accounting fees, legal fees, transfer agent fees, promotional and marketing expenses.

Liquidity and Capital Requirements

During the six months ended ended June 30, 2009, our current assets increased to approximately $13,700 primarily due to an increase in inventory of approximately $6,000.  This increase is primarily due to production of new ”All Day Energy Spray” that we began placing in retail locations during the second quarter.  During the same time frame, total assets increased approximately $37,000 from approximately $39,500 to $76,600, primarily from the increase in intangible assets representing the costs of developing new websites and some additional trademark filings.

During the six months ended June 30, 2009, current liabilities increased from approximately $413,600 to approximately $572,000, an approximate $158,700 increase.  There are several factors that contributed to this net increase in current liabilities during the six month period, including an increase of approximately $138,300 in advances from shareholders, an increase of approximately $16,800 in accrued interest payable to related parties, and an increase to accounts payable of approximately $7,000.  Deferred revenue also decreased approximately $3,500 as a result of product returns. Deferred revenues represent Company products in retail locations for which we have been paid but the right of return has not yet lapsed and for which we are unable to estimate our rate of return in order to record the revenue.

Our sales increased by approximately $800 as compared to the same quarter of last year.  Our cost of sales decreased by approximately $500 as compared to our same quarter of last year.   For the three months ended June 30, 2009, our total operating expenses increased 29 percent or by approximately $14,000 as compared to June 30, 2008.

As of June 30, 2009, our cash balance in our checking account was $553 and as of the date of this quarterly report, it is $1,649.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is provided by our majority shareholder.

The continuation of our current plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.  During the quarter, our majority shareholder, Uplift Holdings, loaned or advanced us an additional $106,100. Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such.  Uplift Holdings’ loans are considered or designated by us as "advances," inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest on the on-going balance, we currently have no way of paying any interest payments to Uplift Holdings.  As of June 30, 2009, we have accrued approximately $44,200 in interest due and owing stockholders.  In the event we modify our oral agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments.  Though we have nothing definitive in writing with our majority shareholder, we consider Uplift Holdings’ obligation to advance us the money necessary to carry out and pursue our business plan a legal obligation of it upon which both we and investors can rely.  As of June 30, 2009, stockholder advances and accrued interest total $517,800.

We do not have sufficient working capital to fund our current or future operations.  We must rely upon advances from our majority shareholder, Uplift Holdings, to meet our monthly cash requirements for not only the next 12 months but more than likely for at least for the next two or three years.  Our majority stockholder has committed itself to advancing the funds necessary for us to carry out and pursue our business plan, a commitment that will also satisfy all our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within two or three years, we should be able to successfully carry out our business plan.  If a determination is made by management within the next two or three years that we will NOT be successful and that our business plan is or will be a failure for reasons which we can only imagine, our majority shareholder will likely elect not to advance us any more funds.  See the section titled "Plan of Operation" below.  Having said this, we are unable to guarantee that at the expiration of two or three years from now, and assuming that our business plan is NOT by then successful, that our majority shareholder will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that our majority shareholder will NOT continue to advance us funds beyond the next two or three years, particularly if it appears that we will indeed be able to successfully carry out our business plan if we continue beyond that time.  If our majority shareholder does not desire to loan or advance us sufficient funds to continue for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.  It is possible, however, that we will consider private placement of our shares, the form of which we also cannot predict at this time.  We can make no such prediction in this regard.  This is because management can give no assurance that we would be able to obtain third party financing sources or working capital funds at rates favorable to the Company.

New Developments and Initiatives during Our Second Quarter.

Aside from the new packaging or display box modifications discussed in our recent annual Report on Form 10-K, during our second quarter, we continued working on the final development of our new "Super Juice" drink formula known as EpiGaia™ which we unveiled and announced in a press release on April 7.  Reference is made to www.EpiGaia.com.  In this regard, we have completed a “taste and effects test” on a selected number of over 25 individuals.  For this test, we ordered and received 25 kilos of finished product.  Responses from both tests have been positive and we believe that everyone that has used the product has enjoyed it or expressed some benefit from it.  Our initial tests were completed in late May, 2009, and on June 1, 2009, we announced those results in a press release.

We have also completed a short video introducing and explaining our new, “Super Juice” drink product.  This video clip is ready to be shown to potential investor groups, the public and retailers and is available on EpiGaia™’s website.  We have substantial additional information about the product on EpiGaia™’s website and therefore, we encourage all investors and interested parties to visit it.

We had originally planned an initial launch of EpiGaia™ in the second or third quarter but management has since decided to concentrate our short term efforts on All Day Energy Spray®.  Accordingly, that launch date has now been postponed to late in the fourth quarter of this year or maybe even into the first quarter of 2010.

Though we are still of the opinion that EpiGaia™ will be a successful product, we have decided to endeavor to establish a retail sales market for All Day Energy Spray® and hopefully generate income from the sale of that product first.

All Day Energy Spray®, which is sprayed into the mouth and under the tongue, atomizes on contact with the receptors in the mouth and is actually ingested into the body at a much faster rate that ingesting energy drinks that take much more time to enter the system through the stomach.  Six to ten sprays into the mouth will almost instantly give a burst of energy which will last up to two hours. Then, if a person wants another burst of energy or to continue what he or she has already experienced, that person needs to spray another six to ten sprays and the energy feeling will continue or return. A person can use it as long as he or she wants or only once in a while.

During the second quarter, we began a market test of All-Day-Energy Spray® in 10 local convenience stores and sold a total of 49 bottles to a fitness facility. The results of that market test have been very encouraging and the fitness facility has been selling product regularly.  Management is very excited about the marketing possibilities for this new product.  We have already been contacted by larger convenience store operators, hotel gift shop operators, and large retail distributors throughout the United States, as well as outside the US.  On May 29 and June 4, 2009, we issued two press releases discussing various developments involving our marketing of All-Day-Energy Spray®.

Recently, we entered into a retail distribution agreement with Impact Food Sales Corp., a local retail distributor, to act as a distributor for All Day Energy Spray® throughout the US. Its principal, Mr. Matt Roundy, has many years of experience in the food and grocery retail marketing distribution business and we are excited about what Impact Foods will be able to do for us.  In this regard, on June 23, 2009, we issued a press release announcing the expansion of our retail distribution efforts through our new agreement with Impact Food Sales Corp.  We are hopeful that Impact Foods and Mr. Roundy will also be able to market Active UpLift® and other products as market conditions for those products improve.

We have also recently completed the first episode of “Sloth Boy”, our lovable loser mascot that always wants All Day Energy Spray® with Xytine™, (a proprietary natural energy formula), so he can do tricks as good as the ones in various videos featured on our website. But All Day Energy Spray® – with Xytine™ – is for humans.  Assuming we have the money in our advertising budget, we plan to produce as many as 10 different videos of the adventures of Sloth Boy.  See our June 4, 2009, press release.

In conjunction with our forthcoming Sloth Boy videos, during the quarter, we entered into a sponsorship agreement with Throwdown Showdown Productions, the largest regional producer of Mixed Martial Arts events. As a part of that agreement, we will receive radio and TV ads, event banner displays, event promotions and sample giveaways at their well-attended events. We announced this in a July 6, 2009, press release.

The further development of our new “Green Tea Diet” energy drink product that we have mentioned in previous Edgar filings has been on hold until we commence actual sales EpiGaia™ and our new All-Day-Energy Spray®  product mentioned above.

PLAN OF OPERATION

Our principal business plan has been to promote, market and sell our unique powdered natural energy and health drink, Active UpLift®, through traditional retail distributors, who, in turn, will supply our product to retail grocery, health and food stores.  We felt that our best markets were large retail food store chains and specialty health food outlets.  This assumption has proven to be mostly correct in that we now have relationships with three large retail grocery store chains and their distributors.  Unfortunately, however, with the current recession, we have not been able to generate significant sales and one of the large retail grocery stores has recently began sending product back to us.  Because we have come to the realization that our principal product, Active Uplift®, has substantial competition, we have decided to focus most of our energy and resources on marketing All Day Energy Spray®. This product does not face the direct competition in the marketplace that an energy drink does.

We actually began marketing All Day Energy Spray® during the middle of the second quarter and have had encouraging responses from retail users about how good it tastes and how effective the energy boost it gives actually is. Because of that early positive response, and, as stated above, we entered into a marketing agreement with Impact Food Sales Corp., a Utah-based company with years of retail sales distribution experience, to market the product throughout the US. We are told that Impact Foods has been contacted by many large, medium and small distribution companies and retail store owners in an attempt to have All Day Energy Spray® put into their retail stores. While Impact Foods focuses mainly on distributors inside the US, it will also target some distributors from outside the US that it believes would have an interest in our product.

Although it would have taken a long time for Active UpLift® to actually catch on and begin selling and would have further required spending substantial sums of money on advertising—money we don’t have at the present time—we are hopeful that it won’t take nearly as long nor will it require as much to be spent on advertising for All-Day-Energy Spray® to "catch on"

and generate meaningful sales.  This remains to be seen, however.  We believe this because All-Day-Energy Spray® has relatively little competition compared to Active UpLift® and the overall energy drink market.

As a result of winding down our marketing efforts with respect to Active UpLift®, we currently estimate less than anticipated sales and gross revenue for our third and fourth quarters of this year.  This is because we have, to a large degree, been side-tracked and have otherwise been devoting more time and energy to the completion of All-Day Energy Spray® and EpiGaia™. These efforts to complete these two new products, and, at the same time, obtain the necessary intellectual property protections, have detracted from our ability to concentrate on increasing sales of Active UpLift®. However, as stated above, because our two new products would seem to have less competition, we are now focusing our efforts on EpiGaia™ and, primarily, All Day Energy Spray®.  In short, we are now beginning to market All Day Energy Spray® and are hopeful to begin marketing EpiGaia™ in the fourth quarter of this year or first quarter of next year.  Because these are new products, only one of which is only now becoming available on a retail basis, we have no any way of knowing or predicting what sales might be.  Having just begun our operations at the end of 2007 and having two newer products to now introduce into the market for the first time, namely, All-Day-Energy Spray® and EpiGaia™, we feel that what we have done in the last year and a half remains a significant accomplishment or achievement in such a short period of time.

Our Websites

During our fourth quarter of last year, we redesigned our UpLift website and three other website addresses have been added for the convenience of our e-Commerce customers.  Along with our principal web addresses www.upliftnutrition.com and www.upliftenergy.com., we have created www.alldayenergyspray.com and www.epigaia.com as a stage from which to promote those two new products.   That is to say, we have created new websites specifically designed to market our EpiGaia™ and All Day Energy Spray® products, websites that have only recently been launched.  As of now, we only offer the All Day Energy Spray® directly on our websites and eventually plan to offer EpiGaia™ on all of them as well.  We have spent an enormous amount of time and energy on these websites and encourage any investor or interested person to visit them.

Our various websites are hosted by www.godaddy.com.  Because www.godaddy.com is one of the largest website hosts in existence, we feel comfortable that the chances of our websites “going down” at any given time are remote.  As a result, we believe there is little likelihood of losing sales because one of our websites “goes down.”

Inventory

As of June 30, 2009, inventory consisted of $10,745 in raw materials, which includes our newly redesigned 14-pack display boxes, $11,211 in finished goods, and $13,194 in consigned inventory.  Consigned inventory represents cost of product shipped to customers, for which we cannot recognize revenue until the right of return expires or we are able to reasonably estimate returns based on historical experience.

As of the date of this document, we have in inventory, 653 boxes (each box contains 14 packets ) of our “new” Active UpLift® apple-cinnamon cold or hot flavor drink,  886 boxes of the original Active UpLift® raspberry-lemonade flavored drink .

As of the end of our quarter, we had, on hand, bottles of All Day Energy Spray® as follows: 895 Citrus flavored bottles, 1,026 Grape flavored bottles, 945 Mint flavored bottles, and 929 Cinnamon flavored bottles, making the total inventory count. As of the date of this report, we have sold or placed approximately 475 bottles of each flavor in 10 local convenience stores and 2 fitness centers.  Further, we have used another 155 bottles of each flavor for promotion and marketing.

On June 30 2009, we had five kilos of EpiGaia™ in our inventory.  As of April 1, 2009, we received our first shipment of EpiGaia™ health drink mix from our mixer, consisting of a total of 25 kilos of product packaged in one kilo tubs. To date, we have given out 24 individual, one kilo tubs for promotional use, leaving an inventory of 1kilo.

The entire finished goods inventory and majority of our product box inventory, included in raw materials, is currently held in our warehouse located at 252 West Cottage Avenue, Sandy, Utah.  Any bulk product and other packaging raw material are usually held by Rocky Mountain Co Pack, or our other third party packager, which packages product at such time as we receive additional orders.

We are NOT Dependent on One Supplier for Our Potential Success

In addition to obtaining most of our ingredients for Active UpLift® through our current manufacturer, Harmony Concepts located in Weber County, Utah, which, by the way has excellent manufacturer relationships and thus, the purchasing power to get us the best possible prices, we have identified at least three other manufacturers/packagers capable of buying, producing and mixing that  product.  Our Active UpLift® product is packaged and placed in boxes for us by Rocky Mountain Co Pack.

Our All-Day-Energy Spray®™ product is mixed and packaged by DaiShin Packaging in Springville, Utah.

Our EpiGaia™ health drink product has been mixed and packaged by Harmony Concepts.

Significantly, we do not believe that we are reliant on one vendor for our success. For example, we have discovered other, new bulk food packagers in the Salt Lake City area.  One of these other new suppliers that we could contract with is Wasatch Product Development, a company capable of mixing and packaging the products mentioned above. All of these companies have been in business for many years and appear to have excellent reputations in mixing and packaging circles.

Our manufacturer/packagers sign a non-disclosure, non-compete agreement with us and thus, we are assured that they will not disclose our formula to anyone else.  We also feel comfortable in this regard in that these companies’ continued success is dependent on their ability to keep their customers’ formulas secret.

Our Business Plan over the Next 12 to 18 Months

As a result of the recession and people tightening their belts and not spending as much money, we have had a difficult time generating sales for Active UpLift®.  As a result, and as stated elsewhere in this document, we have decided to concentrate our advertising and marketing efforts on All Day Energy Spray®. To accomplish this, we have completely updated and expanded our existing websites, and even added three more to our marketing strategy, making a total of five websites available for advertising, marketing and sales. Though these websites, we are currently offering a “try it for free” promotional effort that allows anyone to order a 14-pack box of Active UpLift® energy drink mix and pay only the shipping charges. We are planning to offer the same type of “try it free” deal to anyone who wants All Day Energy Spray®. Any order placed through this program from the internet will receive two or three bottles of All Day Energy Spray® for free. All the person needs to do is pay for the shipping charges.  In addition to what is mentioned above, we have also contracted with Throwdown Showdown, the largest regional Mixed Martial Arts event promotion company to be a major sponsor at its next event which is scheduled to be held in mid- September of this year. The sponsor package includes radio and TV advertising, event banners, recognition during the event and the opportunity to pass out samples of our newest product.

Because we had begun tapering off our efforts to promote Active UpLift® during the quarter, and because of our desire to concentrate our marketing efforts on our newest product, All Day Energy Spray®, we signed a marketing agreement with Impact Food Sales to aggressively market All Day Energy Spray® to convenience and quick stop stores, fitness centers and retail grocery stores throughout the State of Utah and eventually the entire United States. We have also been in discussion with large distribution groups outside of the US to contract with them to distribute All Day Energy Spray® outside the US.   During the next 12 to 18 months, we will actively pursue enhancing sales of All Day Energy Spray® while preparing for the pre-launch and national launch of EpiGaia™. As stated above, sales of Active UpLift® have NOT been promising during these tough economic times but we will continue to offer it for sale and once the economy turns around, we will consider re-starting a new marketing campaign to sell it, too.  Currently, we do not have funds earmarked for that purpose, considering that there is an enormous amount of competition in the energy drink market.  As set forth elsewhere herein, we also plan to advertise on other websites, links to other on-line retailers, specialty websites, and possibly specialty food magazines.

For further information in regard to our overall business plan, reference is made to our Annual Report on Form 10-K filed in March 2009.

Our Current Marketing/Advertising Strategy

As disclosed above, we have changed directions during the quarter and have decided to concentrate our marketing efforts on All Day Energy Spray® instead of Active Uplift®. In this regard, we are concentrating our new marketing efforts in several areas.  First, we are concentrating on website advertising and marketing through several new websites and otherwise keeping all of our websites updated and fully functional. Through these efforts, we have now started a marketing effort on various popular and more significant search engines.  Secondly, we have also signed a marketing agreement with Impact Food Sales Corp., as mentioned above, to primarily market All Day Energy Spray® to convenience stores, fitness facilities, and major retail outlets throughout the country.  To assist Impact Foods, we have also started an aggressive advertising campaign to help them with their initial retail placement efforts. Thirdly, as also stated above, we have entered into a major sponsorship at a regional Mixed Martial Arts event in September of this year. Included in the sponsorship are radio and TV advertisement, banner placement at the event, and product sampling throughout the term of the sponsorship.  Having said this, in order for our business to succeed, we additionally plan, among those things mentioned in our Annual Report on Form 10-K filed at March end 2009, and on an on-going basis, to:

-- make significant investments in our Internet/ecommerce business, including upgrading our website as it becomes necessary

-- get other related websites to link to ours

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

We Intend to Pursue Additional Marketing Ideas and Avenues on an On-Going Basis.

Marketing ideas that have not as yet been implemented by us include a desire to additionally promote us and our business,

(1) through the attendance at product related tradeshows and expos across the country;

(2) through companies like Impact Foods, contacting and then supplying retail outlets across the country, including convenience stores, health food stores, fitness centers and food chains with our product, either on consignment basis or, on a high volume discounted basis for which they will pay us in advance;

(3)  through the giving of product samples at functions and demonstrations in other store locations and malls; and

(4) through television commercials at such time as earnings or funding becomes available to shoot such a commercial and pay for the cost of airing it on television.

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

Our directors and officers do not receive any remuneration for their services nor are they accruing earned compensation. We might however, approve the issuance of stock from time to time as a bonus in recognition for services rendered .

While we have not planned to obtain expert and other services unless needed, we have retained the services of Mr. Bruce Miller, a retired grocery store executive, on a consulting basis, to head up and oversee our marketing program.  Except for Mr. Miller, we do NOT intend to use or hire any employees, with the possible exception of part-time clerical assistance and professional accounting on an as-needed basis.

22

Express Obligation of Our Principal Shareholder to Finance Us and Our Business Plan Over at least the Next Two to Three Years .

Our principal shareholder, Uplift Holdings, LLC (“Uplift Holdings”), intends to provide us with sufficient funding, over at least the next two to three years, to pursue and carry out our business plan.  This includes whatever capital is necessary to keep us current in all of our reporting obligations. The only caveat with regard to this commitment is if it is determined by us and our majority shareholder within the next two or three years that our business plan will NOT work and cannot succeed.  If that occurs, and we can make no prediction about whether it will occur or not, our majority shareholder will likely elect to cease funding us. We have NOT entered into any formal, written agreement with Uplift Holdings that contractually binds or obligates it, in writing, to fund us for the next two or three years, though we consider this commitment on its part to be a legal obligation upon which we and our shareholders can rely. Having said this, we are always in the process of evaluating our business plan. At the expiration of two or three years, or earlier, and assuming that our business plan has NOT been successful, or even partially successful, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Uplift Holdings will then have to evaluate whether, and to what extent, it wants to continue to fund our operations and business plan, including our various advertising campaigns. During our second quarter ended June 30, 2009, Uplift Holdings advanced us an additional $106,100.  This figure is carried on our balance sheet as a liability.  See our financial statements in Item 1 above.  Between the end of the second quarter and the date of this report, UpLift Holdings has advanced us an additional $22,500.

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

We have no “in-house” accounting personnel and must pay outside accountants to prepare financial records.  We also do not have an independent board or an audit committee.  We do not have paid personnel who work in inventory.  Accordingly, due to our current size and our lack of paid personnel at the present time, there is risk that we may not be able to create and maintain an effective control environment.  Having said this, and given that we are a start-up business and have only commenced significant sales of our product since the end of last year, or for some-nine months, our management, including our chief executive officer and chief financial officer, nonetheless assessed the  effectiveness of our internal control over financial reporting as of March 31, 2009.   Based on this evaluation and given our current limitations as a start-up company and the other, general or inherent limitations identified above, our management concluded that, as of June 30, 2009, we determined that, at the present time, our internal control over financial reporting was not effective based on those criteria.

Changes in Internal Control Over Financial Reporting.

We are currently in the development stage with insufficient working capital to employ personnel to carry out the daily operations.  All of our functions have heretofore been carried out by our President with the exception of occasional temporary help and the assistance of outside professionals contracted to assist in the preparation of quarterly and annual financial statements and technical GAAP issues.  However, these professionals are not always aware of all business transactions and activities, especially non-cash transactions.  As a result, we have had insufficient personnel to provide adequate segregation of duties related to the initiation, authorization/approval, and recording of financial transactions. During the quarter, we contrated with an accountant to take over some of the financial record keeping duties previously performed by the president.  This individual will perform bookkeeping services several hours a week, to keep our books and records in order and ready to be reviewed by our auditors at each quarter end.  This individual has experience in keeping the books of manufacturing companies. We believe that this individual will help us better develop and implement appropriate internal controls over financial reporting, including controls to ensure that all expenditures are recorded on our books, in the appropriate period and in a timely manner, not to mention controls over the recording and safeguarding of raw materials and finished goods inventory.  In other words, with the aid of this bookkeeper, we are stepping up our efforts to implement a more computerized or better manual system to track inventory from purchase of raw materials and packaging to the shipment of finished goods.

Based on having to hire an on-hands accountant, we are committed to continuously improving our internal control over financial reporting, in order that we fully satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other information.

With respect to new developments and progress we have made during the quarter, reference is made to the heading above titled “New Developments and Initiatives During the Quarter.”  See also the Form 8-K we filed in April 2009 attaching a press release announcing the unveiling of our new genetically-driven nutritional product known as “EpiGaia™.”

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

10

The April 3, 2009, License Agreement entered into with one of our directors.  This agreement relates to the initial formulation of EpiGaia™, a new product that we hope to begin selling later in the year.

31

302 Certification of Gary C. Lewis

32

906 Certification

 (b) Reports on Form 8-K

In early April of this year, we filed a Form 8-K attaching a press release announcing or unveiling our new product, EpiGaia™, that we intend to introduce to the marketplace later this year, the formulation for which we have been licensed by means of a certain License Agreement attached to this Report as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLIFT NUTRITION, INC.
(Issuer)

Date:	August 19, 2009	By:	/s/ Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 19, 2009	By:	/s/ Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer

Date:	August 19, 2009	By:	/s/ Edward Hall
Edward Hall
Chairman of the Board