Form 10-Q
period 2009-09-30
Uplift Nutrition, Inc.
filed 2009-11-19
CIK 1390705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the second quarter ended September 30, 2009

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number:  000-52890

UPLIFT NUTRITION, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada	20-4669109
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

252 West Cottage Avenue Sandy, Utah	84070
(Address of principal executive offices)	(Zip Code)

801-721-4410

(Registrant’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company.

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 1, 2009
Common Capital Voting Stock, $0.001 par value per share	24,766,944 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2009

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

(UNAUDITED)

CONTENTS

PAGE

Balance Sheet, September 30, 2009 (unaudited) and December 31, 2008

4

Unaudited Statements of Operations, for the three and nine months ended September 30, 2009 and 2008 and for the period from

March 7, 2005 (date of inception) through September 30, 2009

5

Unaudited Statement of Stockholders’ Equity (Deficit)

6

Unaudited Statements of Cash Flows, for the nine months ended

September 30, 2009 and 2008 and for the period of inception

(March 7, 2005) through September 30, 2009 (date of inception)

through September 30, 2009

7

Notes to Unaudited Financial Statements

     8 - 15

UPLIFT NUTRITION, INC.

[A Development Stage Company]

BALANCE SHEET

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current Assets
Cash	$ -	$ 4,183
Receivables, net	562	-
Inventories	41,914	29,017
Fixed Assets, at cost, net	2,925	-
Prepaid Expenses	1,675	1,679
Total Current Assets	47,076	34,879

Intangible Assets, net	25,685	4,694

Total Assets	$ 72,761	$ 39,573

LIABILITIES AND STOCKHOLDER’ DEFICIT
Current Liabilities
Checks issued in excess of cash	$ 872	$ -
Accounts Payable	71,991	28,294
Accrued Interest Payable - Related Party	54,289	27,317
Deferred Revenue	15,325	22,674
Stockholder Advances	516,267	335,330
Total Current Liabilities	658,744	413,615

Commitments and Contingencies	-	-

Stockholders' Deficit
Common Stock; $0.001 Par Value, 100,000,000 Shares Authorized 24,216,944 Shares Issued and Outstanding at September 30, 2009 and December 31, 2008	24,217	24,217
Capital in Excess of Par Value	317,104	317,104
Deficit Accumulated During Development Stage	(927,304)	(715,363)
Total Stockholders' Deficit	(585,983)	(374,042)

Total Liabilities and Stockholders’ Deficit	$ 72,761	$ 39,573

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended		Period From March 7, 2005 (date of inception) Through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
Net Sales	199	$840	$1,419	$3,519	$9,117
Cost of Goods Sold	2,538	541	3,646	4,360	23,957
Gross Profit (Loss)	(2,339)	299	(2,227)	(841)	(14,840)
Operating expenses
Marketing	51,557	25,892	83,896	58,362	207,580
Consulting	16,331	14,315	65,155	29,121	267,567
Other General and Administrative	9,976	16,072	33,684	59,551	151,246
Provision for receivables	-	-	-	-	12,480
Salaries and Wages	-	-	-	-	215,250
Total Operating Expenses	77,864	56,279	182,735	147,034	854,123
Loss from Operations	(80,203)	(55,980)	(184,962)	(147,875)	(868,963)
Other Expense
Loss on disposal of assets	-	-	-	-	(1,764)
Interest Expense – Related Party	(10,118)	(5,682)	(26,979)	(14,431)	(56,577)
Total Other Expense	(10,118)	(5,682)	(26,979)	(14,431)	(58,341)
Loss Before Income Taxes	(90,321)	(61,662)	(211,941)	(162,306)	(927,304)
Provision for Income taxes	-	-	-	-	-
NET LOSS	(90,321)	$(61,662)	$(211,941)	$(162,306)	$(927,304)
Loss per common share outstanding computed on net loss, basic and fully diluted	-	$-	$(0.01)	$(0.01)	$(0.04)
Weighted-average common and dilutive common equivalent shares outstanding	24,216,994	24,216,994	24,216,994	24,216,994	22,947,739

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the period of inception (March 7, 2005) through September 30, 2009

	Common Stock		Capital in Excess of Par	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Value	Stage	(Deficit)
Inception, March 7, 2005		$-	$-	$-	$-

Common shares issued for cash at $0.00005 per share, March 2005	20,000,000	20,000	(19,000)	-	1,000

Capital Contributions July Through November 2005	-	-	31,930	-	31,930

Net loss for the period ended December 31, 2005	-	-	-	(25,859)	(25,859)

Balance at December 31, 2005	20,000,000	20,000	12,930	(25,859)	7,071

Capital Contributions January Through May 2005	-	-	10,511	-	10,511

Common Stock Issued in a stock Offering Transaction, June 2006	2,841,944	2,842	(3,212)	-	(370)

Common shares issued for services at $0.21 per share, October 2006	1,325,000	1,325	276,925	-	278,250

Net loss for the year ended December 31, 2006	-	-	-	(328,905)	(328,905)
Balance at December 31, 2006	24,166,944	24,167	297,154	(354,764)	(33,443)

Common shares issued for Services at $0.40 per share, November 2007	50,000	50	19,950	-	20,000

Net loss for the year ended December 31, 2007	-	-	-	(126,310)	(126,310)

Balance at December 31, 2007	24,216,944	24,217	317,104	(481,074)	(139,753)

Net Loss for the year ended December 31, 2008	-	-	-	(234,289)	(234,289)

Balance at December 31, 2008	24,216,944	24,217	317,104	(715,363)	(374,042)

Net Loss for the nine months ended September 30, 2009	-	-	-	(211,941)	(211,941)

Balance at September 30, 2009	24,216,944	$24,217	$317,104	$(927,304)	$(585,983)

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
			March 7, 2005 (date of inception)
	For the nine months ended		Through
	September 30,		September 30,
	2009	2008	2009
Cash flows from operating activities

Net loss	$(211,941)	$(162,306)	$(927,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,834	710	8,004
Stock issued for services	-	-	298,250
Provision for accounts receivable	-	-	12,480
Loss on disposal of website	-	-	1,764
Changes in assets and liabilities:
Increase in receivables	(562)	(2,285)	(13,042)
Increase in inventory	(12,897)	(16,025)	(41,914)
Decrease (increase) in prepaid expenses	4	(6,926)	(1,675)
Increase in accounts payable	43,697	22,555	71,991
Increase in checks written in excess of cash	872	-	872
(Decrease) increase in deferred revenue	(7,349)	10,606	15,325
Increase in accrued interest – related party	26,972	14,346	54,289
Total adjustments	54,571	22,981	406,344
Net cash used in operating activities	(157,370)	(139,325)	(520,960)

Net cash flows from investing activities
Payments for website development	(22,754)	-	(28,489)
Purchase of fixed assets	(3,296)	-	(3,296)
Payments for indefinite-life intangible assets	(1,700)	-	(6,593)
Net cash used in investing activities	(27,750)	-	(38,378)
Cash flows from financing activities
Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,071
Net advances from shareholders	180,937	131,225	516,267
Net cash provided by financing activities	180,937	131,225	559,338
Net decrease in cash	(4,183)	(8,100)	-
Cash at beginning of period	4,183	9,642	-
Cash at end of period	$-	$1,542	$-
Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-	$272
Income taxes	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the December 31, 2008 audited financial statements and notes thereto for Uplift Nutrition, Inc.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

Intangible Assets

Intangible assets consist of trademarks that are indefinite-life intangible assets and definite life patent costs.  The Company accounts for indefinite-life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly tests these assets at least annually for impairment. As of September 30, 2009 and December 31, 2008 there was no impairment.  Definite life assets are amortized over the life of the asset.

Revenue Recognition

The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the right of return has expired, the price and terms are finalized, and collection of resulting receivable is reasonably assured.  Products are shipped FOB shipping point at which time title passes to the customer.  At September 30, 2009 and December 31, 2008 the Company has recorded deferred revenue of $15,325 and $22,674 respectively.  Deferred revenue represents the gross sales of product shipments with an unrestricted right of return for which the Company has no historical returns experience and therefore is unable to reasonably estimate returns.

The Company accounts for product coupon incentives the later of 1) the date at which the related revenue is recognized or 2) the date at which the sales incentive is offered.

Advertising Cost

Costs incurred in connection with advertising of the Company’s products are expensed as incurred. Such costs amounted to $51,557 and $25,892  for the three months and $106,581 and $58,362  nine months ended September 30, 2009 and 2008, respectively.

Research and Development Cost

The Company expenses research and development costs for the development of new products as incurred. Included in other general and administrative expense for the three and nine months ended September 30, 2009 and 2008 were $1,436 and $519, and $1,711 and $1,877 respectively.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $927,304 from May 7, 2005 (inception) through September 30, 2009 including a loss of $90,321 for the Nine months ended September 30, 2009. Current liabilities exceed current assets by $611,668 at September 30, 2009. The Company has recognized minimal revenue during it’s developmental stage (from May 7, 2005 (inception) through March 31, 2009), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3 – Related Party Transactions

As of September 30, 2009, the Company owes an officer/director approximately $8,500 from advances made to the Company. The advances are unsecured, payable on demand, and accrue interest at an annual rate of 8%. During the three and nine months ended September 30, 2009 and 2008, the Company recorded interest expense of $ 32 and $141 respectively. The Company made no interest payments during the three months ended September 30, 2009.  As of September 30, 2009, the Company owes a total of $1,100 in accrued interest to the officer/director.

As of September 30, 2009, the Company owes Uplift Holdings, LLC., a majority stockholder has a total of $507,767 made to the Company. The advances are unsecured, are payable on demand, and accrue interest at an annual rate of 8%.  During the three months ended September 30, 2009 and 2008, the Company recorded interest expense of $10,086 and $5,541, ($    and  $    nine months), respectively. The Company made no interest payments during the three months ended September 30, 2009. As of September 30, 2009, the Company owes Uplift Holdings, LLC, $53,189 in accrued interest.

Note 4 – Inventory and Consigned Inventory

Inventory consists of the following at September 30, 2009

Raw materials and supplies	$17,943
Finished goods	12,619
30,562
Consigned inventory	11,352

Total inventory	$41,914

At September 30, 2009, the Company had $11,352 ($15,153 as of December 31, 2008) of consigned inventory which represents the cost of product shipped to customers for   which the right of return has not expired and the Company cannot reliability estimate product returns.

Note 5 – Intangible Assets

Website development costs consisted of the following at:

	Useful Life	September 30, 2009	December 31, 2008
Website development costs	3 years	$ 25,949	$ 3,195
Less accumulated amortization		(6,305)	(3,195)
Net website development costs		$ 19,644	$ -

Amortization expense amounted to $3,110 and $2,162 for the nine and three months ended

September 30, 2009, respectively ($532 and $178 for the nine and three months ended September 30, 2008).

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 – Intangible Assets (Continued)

Intangible assets consisted of the following at:

	Useful Life	September 30, 2009	December 31, 2008
Trademarks and patents	3 years	$ 6,593	$ 4,893
Less accumulated amortization		(552)	(199)
Trademarks and patents		$ 6,041	$ 4,694

Amortization expense amounted to $353 and $231 for the nine and three months ended September 30, 2009,

respectively ($0 for the nine and three months ended September 30, 2008).

Note 6 – Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$90,321	$61,662	$211,941	$162,306

Weighted average number of common shares outstanding used in basic and diluted loss per share	24,216,994	24,216,994	24,216,994	24,316,994

The Company had no potentially dilutive common stock equivalents issued for any period presented.

Note 7 – Stockholders’ Equity

The Company had 24,216,944 common shares issued and outstanding at September 30, 2009 and December 31, 2008.  The Company has an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc.

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

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity (Continued)

Member’s Contribution – Prior to NHM being acquired by Uplift Nutrition, Inc. the members contributed $10,511 and $32,930 during 2006 and 2005, respectively.

During March 2005, the Company issued 20,000,000 in to acquire all of the membership interests, accompanying assets and intellectual property of NHM.

Note 8 – Commitments and Contingencies

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

Note 9 – Recently Enacted Accounting Standards

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

During 2008, the FASB issued Staff Position No. 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 is financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Management does not believe the adoption of FSP EITF 03-6-1 will have a material impact on the Company’s financial statements.

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

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 9 – Recently Enacted Accounting Standards - continued

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“FAS 165”).  FAS 165 establishes general standards of accounting for and disclosure of subsequent events.    In addition, FAS 165 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were made available to be issued.  FAS 165  is effective for periods ending after June 15, 2009 and accordingly, the Company adopted this standard in the second quarter of 2009.  The Company has evaluated subsequent events through the date its financial statements were issued, which is November 16, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162,” (“FAS 168”). FAS 168 establishes “The FASB Accounting Standards Codification TM” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position or results of operations.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 10 – Subsequent Event

During October 2009, the Company entered into a consulting agreement with another Company to provide management consulting, business advisory, shareholder information and public relations consulting.  The Agreement remains in effect for six months from October 7 th, 2009.  During the term of the agreement, the Company will pay the consulting company $2,500 per month.  The consulting Company shall also be entitled to receive cash reimbursement of all reasonable and necessary cash expenses paid by the Consulting Company on behalf of Uplift Nutrition, Inc.  On execution of the agreement the Company will issue the consulting company 500,000 shares of the Company’s restricted common stock.  In accordance with this agreement, Uplift must provide 10 day prior written notice to the Consultant and any subsequent holder of the restricted stock if the Company files a registration statement with the Securities and Exchange Commission of securities equal to at least $500,000.  Upon notice the Consultant and/or subsequent holder must direct Uplift by written request to provide piggy back registrant rights.  Uplift may terminate the agreement, with or without cause, by providing thirty days written notification to the consultant.   The Company also approved the issuance of 50,000 shares of the Company’s restricted common stock to an individual that facilitated the agreement between the two Companies.

During October 2009, a stockholder advanced an additional $ 47,500 to the Company. The advances accrue interest at an annual rate of 8%, are unsecured and are payable on demand.  The Company has disclosed subsequent events through November 14, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

We are a start-up, internet-based ecommerce company that currently offers and sells a new natural energy and health drink called Active UpLift® in two different flavors and a new energy spray product called “ All-Day Energy Spray®.” Both products are currently marketed on a retail basis and also through our five (5) websites:   www.upliftnutrition.com, www.upliftenergy.com, www.alldayenergyspray.com,  www.EpiGaia.com, and   www.slothboy.net.

We have recently completed the development of our new energy spray product and, during the previous quarter we began manufacturing and marketing it on a limited basis. This new product comes in four flavors and has only recently been made available for retail and internet distribution and sale. This new product is designed to compete directly with the “one shot” energy drinks that are currently being marketed in convenience stores and grocery stores throughout the country.  We have given samples to competitive ATV riders, professional and amateur BMX and skateboard riders.  Simultaneously with retail marketing, we continue to test market the product in  local convenience stores and so far, it has been well received. A number of other retail outlets from inside the US and outside the US have contacted us and expressed an interest in placing All Day Energy Spray® in their stores, shops, etc.   Our trade name, trademark and/or service mark application with the U.S. Patent and Trademark Office  for the name “ All Day Energy Spray®” has been issued.  Accordingly, this trademark is now registered. We have also filed for another federal trademark for the name Xytine™, which is a proprietary, natural energy formula used in All Day Energy Spray®.  So far, we have heard nothing about the status of this application.

At the beginning of our second quarter, we issued a press release unveiling and announcing our newest health drink product known as EpiGaia™.  This product was formulated by one of our directors, namely, Edward H. Hall, Sr., who personally filed for a nutritional formulation patent with the U.S. Patent and Trademark Office last November, all at his own expense.   As a result of the value that management saw in this unique formulation, we entered into a non-exclusive License Agreement with this director, as licensor, on April 3, 2009, a copy of which was attached as an exhibit to our last quarterly report on Form 10-Q.  In doing so, Mr. Hall, the interested director, abstained from approving the Agreement.  We also complied with the requirements of Nevada law that relate to transactions with interested persons.  That is to say, all disinterested directors approved the License Agreement and all believe that its terms are fair and in the best interests of the Company.  For more information in regard to the substance and terms of the License Agreement, reference is made to our last Form 10-Q for our quarter ended June 30, 2009, including Item 6(a) thereof.

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

Having finished our development and final formulation of EpiGaia™, we hope to start production and retail sales sometime in late 2009 or early 2010.  In the meantime, we have created a website owned by us and exclusively devoted to EpiGaia™, how it works, and what we believe it offers to the consumer.  Investors and interested parties are encouraged to visit www.EpiGaia.com.  We have spent considerable time and energy developing this sister website.  See the section below titled “Our Websites.”

It is also our intention to continue to do what is necessary to get All-Day Energy Spray® carried in retail convenience and grocery stores around the country.  In this regard, we believe we have made substantial progress over the last two quarters.  Although our retail marketing efforts of All-Day Energy Spray® have been reasonably successful so far, even in light of current economic conditions, we have tried to become more aggressive in internet marketing for both Active UpLift® and All Day Energy Spray®. As a result, internet sales of these two products started to pick up to some degree late in the second quarter and through the third quarter. During our third quarter ended September 30, 2009, we generated or realized $199 in revenue net of discounts and coupons from retail sales of Active UpLift® and approximately $1,400 in sales during our limited market tests for All-Day Energy Spray®.

During our second and third quarters, we did not ship any cases of Active UpLift® to re-stock supplies in any Ralph’s grocery stores.  As of the date of this document, we also did not ship any additional cases of Active UpLift® to the Albertsons distribution center in Oklahoma for the purpose of re-stocking Albertsons grocery stores throughout Colorado and Arizona.  What product is not sold out of the cases we shipped can be returned to us by the retailer and the retailer’s account with us is credited accordingly.   During the third quarter, we did not ship any more Active UpLift® product to any Albertsons stores in Florida, Texas, Arizona and Colorado and in fact, most of the stores are no longer carrying our product.  During the third quarter, Albertsons began processing product returns to us .  However we are unable to determine the volume of inventory remaining in their stores or warehouse to estimate total returns.  Active UpLift® is, however, still being carried in some Denver, Colorado Albertson’s stores. The reason we have been dropped from out-of-state Albertsons stores is the result of our  lack the financial resources and other logistics ability to support the necessary promotion that Albertsons requires, not to mention the manpower necessary to keep up with its in-store marketing demands. We did, however, maintain our product presence in local Harmon’s grocery stores and, during the quarter, we actually increased our presence in smaller, non-chain health food and drink stores.

As a result of current economic conditions, including events that have occurred during the previous quarter and since, we have decided to concentrate our marketing efforts on All-Day Energy Spray® and do so only in those areas where we currently have a presence and limited name recognition. Our marketing campaign for All Day Energy Spray® has recently included scheduling more local and regional sporting events such as BMX competitions (The Dew Tour), skateboarding events, water sport competitions, and mixed martial arts competitions. We have already sponsored biking events and motorcycle rides for charities. We have also agreed to and will be signing a revised sponsorship contract with Throwdown Showdown Events (“Throwdown”), the largest regional mixed martial arts (MMA) promotions group.  This contract will make us a major sponsor in Throwdown’s upcoming December event. The sponsorship includes radio and TV advertising, event banners, and company acknowledgements throughout the night at the event. Part of our marketing efforts also involve giving away samples of the product at these types of events as necessary to make the crowd aware that it is available at their local convenience store or market. We did sponsor a smaller MMA event during the quarter in Ogden, Utah that we believe was successful. Our street marketing team was able to give hundreds of samples away and the product was well received. As a result of that sponsorship, we have been invited to sponsor MMA events in other cities throughout the state of Utah. We have also begun a search of these extreme sporting events in an effort to attract participants that will use and endorse All Day Energy Spray® as their “energy product of choice”.   To support these efforts, we have modified our websites to be more animated, sophisticated and user-friendly. We have also contracted with a marketing group whose primary function is to keep the websites updated and fully operational all the times.

We hope to follow our current marketing strategies with an aggressive national marketing and advertising campaign as soon as the retail markets for All Day Energy Spray® expand out into more parts of the country.  What we anticipate budgeting for this type of expense is set forth in our budget for 2009 contained in our Annual Report on Form 10-K filed on Edgar last March.  Reference is thus made to that document.  These promotional activities include not only advertising dollars but contribution of product samples, give-a ways, promotional and retail store cooperative advertising.  Our total marketing expenses were $51,557 for the quarter ended September 30, 2009.  By comparison, during the quarter ended September 30, 2008, our total marketing expenses were $ 25,892.

General administrative expense decreased from $16,072 to $9,976 for the quarters ended September 30, 2008 and 2009, respectively.

Cost of goods sold increased to $2,539 from $541 for the quarters ended September 30, 2009, and September 30, 2008, respectively.

Selected Financial Data

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful.  Reference is made to Part I above and our audited financial statements included in Part F/S of our 2008 Annual Report on Form 10-K filed on Edgar in March.  Reference is also made to the section immediately below titled “Liquidity and Capital Requirements.”  Because we are still a development stage company and because, due to current economic conditions, we have decided, for the time being, to curtail concentrating on retail sales of Active UpLift®), and further, given that our newest product, All Day Energy Spray® has only recently been made available for retail sale, we have only generated or realized nominal revenues from our operations through the end of our third quarter of 2009.  Our gross loss from sales for our third quarter was $2,339. Comparatively, our gross loss from sales for our third quarter of 2008 was $299.  Our lack of substantial revenue and sales is currently a result of not yet having established normalized operations that would generate significant revenue or establish a pattern of expenditures that correlate with revenue.

Since our emergence from approximately 5 years of dormancy, we have incurred significant accounting costs and other expenses and fees in connection with reactivating ourselves, acquiring Nu Mineral Health, a Wyoming limited liability company, the preparation and filing of our Form 10-SB registration statement in 2007, the recent preparation and filing of our Annual Report on Form 10-K, and otherwise continuing to be current in our reporting obligations with the U.S. Securities and Exchange Commission (“Commission”). Funding of these and other expenses is from working capital provided by our majority stockholder, namely, Uplift Holdings, LLC, an entity which, because of its controlling ownership interest in us, has an obvious vested interest in seeing us successfully market our current and new products.  Uplift Holding’s principal and our Chairman of the Board, Edward H. Hall, Sr., has, throughout 2009, disposed of shares directly and indirectly controlled by him.  See the Form 4’s filed by Mr. Hall on Edgar.  As of result of these dispositions and, as of the date of this report, Mr. Hall indirectly owns 16,600,000 shares through Uplift Holdings and he also owns 85,573 shares directly.  Adding or aggregating these holdings, results in a combined total of 16,685,573 shares currently owned and held both directly and indirectly by Mr. Hall.  This combined total represents slightly over 67% of our currently issued and outstanding shares.  This is 7.5% less shares than Mr. Hall owned and controlled in us as of our last Annual Report on Form 10-K.  See again, Mr. Hall’s Form 4’s filed on Edgar.

For our third quarter ended September 30, 2009, we incurred operating expenses totaling $77,864. These fees and expenses have been for accounting fees, legal fees, transfer agent fees, promotional and marketing expenses.

Liquidity and Capital Requirements

During the nine months ended September 30, 2009, our current assets increased to approximately $47,000 primarily due to an increase in inventory of approximately $12,900.  This increase is primarily due to production of new All Day Energy Spray® that we began placing in retail locations during the second quarter.  During the same time frame, total assets increased approximately $33,200 from approximately $39,600 to $ 72,800, primarily from the increase in inventory included in current assets and an increase in website development costs of $22,754.

During the nine months ended September 30, 2009, current liabilities increased from approximately $413,600 to approximately $658,700, an approximate $245,100 increase.  There are several factors that contributed to this net increase in current liabilities during the nine month period, including an increase of approximately $181,000 in advances from shareholders, an increase of approximately $26,970 in accrued interest payable to related parties, and an increase to accounts payable of approximately $43,697.  Deferred revenue also decreased approximately $7,349. Deferred revenues represent Company products in retail locations for which we have been paid but the right of return has not yet lapsed and for which we are unable to estimate our rate of return in order to record the revenue.

Our sales decreased by approximately $641 as compared to the same quarter of last year.  Our cost of sales increased by approximately $2,000 as compared to our same quarter of last year and exceeded revenues as a result of changes in packaging materials.   For the three months ended September 30, 2009, our total operating expenses increased 38 percent or by approximately $21,600 as compared to September 30, 2008.

As of September 30, 2009, our cash balance in our checking account was $0 and we had checks written in excess of cash in bank totaling approximately $900.  As of the date of this quarterly report, it is $1,382.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is provided by our majority shareholder.

The continuation of our current plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.  During the quarter, our majority shareholder, Uplift Holdings, loaned or advanced us an additional $ 42,637. Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such.  Uplift Holdings’ loans are considered or designated by us as "advances," inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest on the on-going balance, we currently have no way of paying any interest payments to Uplift Holdings.  As of September 30, 2009, we have accrued approximately $54,289 in interest due and owing stockholders.  In the event we modify our oral agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments.  Though we have nothing definitive in writing with our majority shareholder, we consider Uplift Holdings’ obligation to advance us the money necessary to carry out and pursue our business plan a legal obligation of it upon which both we and investors can rely.  As of September 30, 2009, stockholder advances and accrued interest total $570,556.

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

New Developments and Initiatives during Our Third Quarter.

On July 15, 2009, one of our directors, Mary Ross, resigned from our Board of Directors in order to pursue other interests.  When the time comes, however, Ms. Ross remains committed to assist us in creating and promoting EpiGaia™-related literature, including an  EpiGaia™ Lifestyle Cookbook, which has been her specialty.

We regret Ms. Ross’s decision and appreciate her significant contributions to us over the last few years.  We have replaced Ms. Ross on the Board with our principal consultant, Mr. Bruce Miller, a gentleman that we retained as a consultant as long ago as October 2007.  Mr. Miller is a retired executive with Smiths Foods, Inc., and has agreed to act as a director to replace Ms. Ross. Mr. Miller worked in the food market business for more than 32 years. He started out in 1967 working for Richardson’s Market in Ogden, Utah. In 1969, Smiths Food and Drug in Salt Lake City hired Mr. Miller.  He started as a stock clerk working his way up to Store Manager wherein he managed Smith’s stores in Weber and Davis counties.  In 1981 Mr. Miller was promoted to Service Deli Director where he was in charge of development of the deli program for the Smith’s stores in the entire Western Division. Mr. Miller was then promoted to Vice President of Sales and Merchandising in 1990 for the Southwest Division based in Phoenix, Arizona. During this time Smiths merged with Kroger, Inc. where Mr. Miller continued to work as Vice President of Sales and Merchandizing until retiring in 1999. In the past seven years, Mr. Miller has owned and operated his own business. He started B&K Miller Investments DBA Wubie Prints, which is a wholesale scrapbook paper company. Mr. Miller operated this company through 2005 until he sold it. Because of Mr. Miller’s expertise in the marketing field and his background and experience in the food industry, he will be a significant asset to our Board of Directors. Since his retirement, and among other things, Mr. Miller was responsible for placing our product, Active UpLift®, in over 200 grocery stores throughout the west.  Due to Mr. Miller’s past marketing efforts on our behalf, we issued Mr. Miller 50,000 shares of “restricted” stock approximately 2 years ago.  This was disclosed in our last Annual Report.

We had originally planned an initial launch of our new product EpiGaia™ in the second or third quarter of this year but management has since decided to concentrate our short term efforts on All Day Energy Spray®.  Accordingly, that launch date has now been postponed until sometime in 2010.

Though we are still of the opinion that EpiGaia™ will be a successful product, we have decided to endeavor to establish a retail sales market for All Day Energy Spray® and hopefully generate income from the sale of that product first.

During our third quarter, we began a market test of All-Day-Energy Spray® in 10 local convenience stores and sold a total of 140 bottles to a fitness facility. The results of that market test have been very encouraging and the fitness facility has been selling product regularly.  Management is very excited about the marketing possibilities for this new product.  We have already been contacted by larger convenience store operators, hotel gift shop operators, and large retail distributors throughout the United States, as well as outside the US.

During the quarter, we also entered into an advertising contract with Crowell Advertising ( www.crowelladv.com), an innovative full-service ad agency which headed up our on-site marketing efforts during the test campaign and created point-of-sale displays and advertising.  The agreement has obligated us to pay Crowell approximately $15,000.  Crowell is currently working on a marketing campaign that can be applied to various national and international distribution points that we are targeting for distribution.

During our previous quarter, in conjunction with our Sloth Boy videos, we had planned to enter into a sponsorship agreement with Throwdown/Showdown Productions, the largest regional producer of Mixed Martial Arts (MMA) events, to promote All-Day-Energy Spray®. As a part of that agreement, we were to receive radio and TV ads, event banner displays, event promotions and sample giveaways at their well-attended events.  Unfortunately, due to issues related to theThrowdown/Showdown organization that are beyond our control, we have postponed the scheduled event  we intended to sponsor to sometime in the fourth quarter. Throwdown/Showdown also refunded our initial deposit given them last quarter so that a new and updated contract could be rewritten.

We believe that one of the best contributors to the success of our test campaign will be our sponsorship of "Weapon of Choice" ( http://www.facebook.com/pages/WOC/124145876274), a regional MMA competition held in close proximity to stores selling All-Day Energy Spray ®.  WOC President, Ted Rich, is currently a regional distributor for All-Day Energy Spray.

We are also in active discussions with Oculus Capital, which represents several international MMA fighters. Oculus Capital  has been instrumental in introducing MMA fighters to us for potential sponsorship, including former Pride Fighter and UFC veteran Marcus Aurelio ( http://www.sherdog.com/fighter/Marcus-Aurelio-4833) who is one of the original team members of the world famous American Top Team. Aurelio is working with us in developing a Brazilian distributorship for All-Day Energy Spray ®.

We have also recently engaged a consultant to ensure that our products are acceptable under Canadian standards. Our consultant in this regard is currently preparing documents related to our products meeting these requirements.

Subsequent Events

On October 7, 2009, we announced our first revenues as a result of a 4-week test marketing campaign of All-Day-Energy Spray® at local convenience stores in Northern Utah. This new product was placed in ten retail locations and promoted  through point-of-purchase displays and through a “guerrilla marketing team” that presented the spray at college campuses, in stores, and at sporting events. By “guerrilla marketing,” we mean paying young people to wear our T-shirts and give away product at such highly public events.  Over the four weeks, we sold in excess of 500 units of All-Day Energy Spray® throughout the ten stores it in which it was placed.

On October 8, 2009, we announced expansion of our All-Day Energy Spray® marketing and distribution efforts. This effort included street marketing at college campuses, in retail stores, at sporting events and the sponsoring of a forthcoming regional MMA event.  In this regard, we also completed a successful 4-week test campaign during the month of September.

On October 13, we announced signing an agreement with "Utah's Real Deals" ( www.UtahsRealDeals.com), a highly visible gift certificate program. The program is designed to help to increase sales of our first marketed nutritional product, Active UpLift®, an energy drink that, among others, targets diabetics. Under the terms of this agreement, we will provide approximately 315 gift certificates to Utah’s Real Deals, which will be sold by them on a 50% off retail basis. Utah’s Real Deals is associated with the ABC affiliate, Television Channel 4 in Utah, and  CW-TV, a  local cable station on channel 15. Utah’s Real Deals will also advertise the product on its website www.UtahsRealDeals.com. The overall benefits of this program is to drive customers to our web site and retail sales outlets, build name and brand recognition, and establish regional television and internet advertising for Active UpLift®.

On October 13, 2009, we issued 500,000 restricted common capital shares of our stock to Mirador Consulting Group (“Mirador”).  Mirador is a corporate consulting firm whose principal office is located in Boca Raton, Florida.  It is in the business of providing services for management consulting, business advisory, shareholder information and public relations.  This agreement, which has a 6-month term, obligates us to pay Mirador $2,500 per month in consulting fees.  On the same date, we also issued 50,000 shares to Mr. Todd Shull. The shares were considered a finders fee as Mr. Shull referred the Company to Mirador Consulting and has been instrumental in our negotiations to secure product distributorships both inside and outside the United States. These stock issuances were valued at $0.45 per share by our Board of Directors and therefore, we will take a $0.45 charge on our fourth quarter financial statements. These two stock issuances bring our total number of issued and outstanding common capital shares to 24,766,944 as of the date of this report.  See our cover page above disclosing our total number of issued and outstanding shares.

PLAN OF OPERATION

Our principal business plan, which had been to promote,  market and sell our unique powdered natural energy and health drink, Active UpLift®, through traditional retail distributors, has changed. Because of the overall success of the 10 store market test of our newly created All Day Energy Spray® and the large number of  retail distribution inquiries we have received, we have decided to focus our marketing efforts and finances on the distribution and retail sales of All Day Energy Spray® not only throughout the US but internationally as well.  The best markets for the spray are in retail convenience stores which utilize point of sale marketing.  Unfortunately, with the current recession, we have not been able to generate significant sales of our first product, Active UpLift® and one of the large retail grocery stores is sending product back to us.  Because we have come to the realization that our principal product, Active Uplift®, has substantial competition, we have decided to focus our energy and resources on marketing All Day Energy Spray®. This product does not face the direct competition in the marketplace that an energy drink does.

We actually began marketing All Day Energy Spray® during the middle of our previous quarter and have had encouraging responses from retail users about how good it tastes and how effective the energy boost it gives actually is. Because of that early positive response, and, as stated above, we entered into a marketing agreement with Impact Food Sales Corp., a Utah-based company with years of retail sales distribution experience, to market the product throughout the US. We are told that Impact Foods has been contacted by many large, medium and small distribution companies and retail store owners in an attempt to have All Day Energy Spray® put into their retail stores. While Impact Foods focuses mainly on distributors inside the US, it will also target some distributors from outside the US that it believes would have an interest in our product.

Although it would have taken a long time for Active UpLift® to actually catch on and begin selling and would have further required spending substantial sums of money on advertising—money we don’t have at the present time—we are hopeful that it won’t take nearly as long nor will it require as much to be spent on advertising for All-Day-Energy Spray® to "catch on" and generate meaningful sales.  This remains to be seen, however.  As stated above, we believe this because All-Day-Energy Spray® has relatively little competition compared to Active UpLift® and the overall energy drink market.

As a result of winding down our marketing efforts with respect to Active UpLift®, we currently estimate less than anticipated sales and gross revenue for our fourth quarter of this year and first quarter of next year.  This is because we have, to a large degree, been side-tracked and have otherwise been devoting more time and energy to the completion of All-Day Energy Spray® and EpiGaia™.  These efforts to complete these two new products, and, at the same time, obtain the necessary intellectual property protections, have detracted from our ability to concentrate on increasing sales of Active UpLift®. However, as stated above, because All Day Energy Spray®  seems to have the least competition, we are now focusing our marketing efforts on it .  In short, we are now beginning to market All Day Energy Spray®.  Because this is a new product, we have no any way of knowing or predicting what sales might be.

After our initial sales market test of All Day Energy Spray® in 10 Maverick stores, we have been contacting, or have been contacted, by other retail outlets surrounding the test area and have been fairly well received. Accordingly, we have already started the placement process in a number of independent convenience stores as well as pursuing other, larger chains of convenience stores nationally.  After our market test with Maverick convenience stores, we are waiting to hear back from them as to whether they will take the product on a limited or other basis.  We are hopeful that they will though we can make no assurance in this regard.  As of the date of this report, All Day Energy Spray® is currently carried two large gymnasium outlets, a coffee store outlet and 4 separate convenience stores in Cache Valley, Utah.

Our Websites

During our fourth quarter of last year, we redesigned our UpLift website and three other website addresses have been added for the convenience of our e-Commerce customers.  Along with our principal web addresses www.upliftnutrition.com and www.upliftenergy.com., we have created www.alldayenergyspray.com as a stage from which to promote those two new products.   That is to say, we have created new websites specifically designed to market our EpiGaia™ and All Day Energy Spray® products, websites that have only recently been launched.  As of now, we only offer the All Day Energy Spray® directly on our websites and eventually plan to offer EpiGaia™ on all of them as well.  We have spent an enormous amount of time and energy on these websites and encourage any investor or interested person to visit them.

Our various websites are hosted by www.godaddy.com.  Because www.godaddy.com is one of the largest website hosts in existence, we feel comfortable that the chances of our websites “going down” at any given time are remote. As a result, we believe there is little likelihood of losing sales because one of our websites “goes down.”

Inventory

As of September 30, 2009, inventory consisted of $17,943in raw materials, which includes our newly redesigned 14-pack display boxes, $12,619 in finished goods, and $11,352 in consigned inventory. Consigned inventory represents cost of product shipped to customers, for which we cannot recognize revenue until the right of return expires or we are able to reasonably estimate returns based on historical experience.

As of the date of this document, we have in inventory, 578 boxes (each box contains 14 packets ) of our “new” Active UpLift® apple-cinnamon cold or hot flavor drink, and 792boxes of the original Active UpLift® raspberry-lemonade flavored drink .

As of the end of our quarter, we had, on hand, bottles of All Day Energy Spray® as follows: 206 Citrus flavored bottles, 312 Grape flavored bottles, 253 Mint flavored bottles, and 207 Cinnamon flavored bottles, making the total inventory count. As of the date of this report, we have sold or placed approximately 48 bottles of each flavor in 4 local convenience stores and 24 in fitness centers.  Further, we have used another 304 bottles of each flavor for promotion and marketing.

On September 30 2009, we had one kilo of EpiGaia™ in our inventory.  As of April 1, 2009, we received our first shipment of EpiGaia™ health drink mix from our mixer, consisting of a total of 25 kilos of product packaged in one kilo tubs. To date, we have given out 24 individual, one kilo tubs for promotional use, leaving an inventory of 1kilo.

The entire finished goods inventory and majority of our product box inventory, including raw materials, is currently held in our warehouse located at 252 West Cottage Avenue, Sandy, Utah.  Any bulk product and other packaging raw material are usually held by Rocky Mountain Co Pack, our third party packager, which packages product at such time as we receive additional orders.

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

Our All-Day-Energy Spray®™ product is currently mixed and packaged by DaiShin Packaging in Springville, Utah.

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

Our Business Plan over the Next 12 to 18 Months

As a result of the recession and people tightening their belts and not spending as much money, we have had a difficult time generating sales for Active UpLift®.  As a result, and as stated elsewhere in this document, we have decided to concentrate our advertising and marketing efforts on All Day Energy Spray®. To accomplish this, we have completely updated and expanded our existing websites, and even added three more to our marketing strategy, making a total of five websites available for advertising, marketing and sales. Though these websites, we have been offering and will continue to offer our Active Uplift® product on a “try it free” promotional effort to anyone who wants the product.. Any order placed through this program from the internet will receive a 14 pack “combo” box of Active Uplift® containing 7 packets of Raspberry Lemonade flavor and 7 packets of Apple Cinnamon ® for free. All the person needs to do is pay for the shipping charges.

Because we had begun tapering off our efforts to promote Active UpLift® during the previous quarter, and because of our desire to concentrate our marketing efforts on our newest product, All Day Energy Spray®, we signed a marketing agreement last quarter with Impact Food Sales to aggressively market All Day Energy Spray® to convenience and quick stop stores, fitness centers and retail grocery stores throughout the State of Utah and eventually the entire United States. We have also been in discussion with large distribution groups outside of the US to contract with them to distribute All Day Energy Spray® outside the US.  During the next 12 to 18 months, we will actively pursue enhancing sales of All Day Energy Spray® while preparing for the pre-launch and national launch of EpiGaia™. As stated above, sales of Active UpLift® have NOT been promising during these tough economic times but we will continue to offer it for sale and once the economy turns around, we will consider re-starting a new marketing campaign in regard to it.  Currently, we do not have funds earmarked for that purpose, considering that there is an enormous amount of competition in the energy drink market.

Our Current Marketing/Advertising Strategy

As disclosed above, we have changed directions during the previous quarter and have decided to concentrate our marketing efforts on All Day Energy Spray® instead of Active Uplift® or EpiGaia™. In this regard, we are concentrating our new marketing efforts in several areas.  First, we are concentrating on website advertising and marketing through several new websites and otherwise keeping all of our websites updated and fully functional. Through these efforts, we have now started a marketing effort on various popular and more significant search engines.  Secondly, we have also recently signed a marketing agreement with Impact Food Sales Corp., as mentioned above, to primarily market All Day Energy Spray® to convenience stores, fitness facilities, and major retail outlets throughout the country.  Thirdly, and as a result of our 10 store sales market test in various Maverick convenience stores, we have entered into an agreement with Crowell Advertising to help establish a marketing and advertising template or plan that can be used throughout established regions in the US. We know that modification for each region will be needed but we are hopeful that the new template for All Day Energy Spray® will become well known and in time, increase or enhance our name recognition as necessary to substantially increase sales.   Having said this, in order for our business to succeed, we additionally plan, among those things mentioned in our Annual Report on Form 10-K filed at March end 2009, and on an on-going basis, to:

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

On July 15, 2009, Mary Ross resigned from the Board of Directors in an effort to pursue other interests.  As a result, we nominated and unanimously passed a resolution placing one of our consultants, Mr. Bruce Miller, on the Board to replace Ms. Ross.  For biographical and background information on Mr. Miller, see our discussion in a heading above titled, New Developments and Initiatives during Our Third Quarter.

We had previously retained the services of Mr. Bruce Miller, a retired grocery store executive, on a consulting basis, to head up and oversee our marketing program.  But now with Mr. Miller’s new role on our Board, he will not be functioning as a “consultant” per se.  As set forth above, we have engaged the Crowell Agency to assist us in advertising.  As also set forth above, we have engaged Mirador Consulting, a business consulting firm to assist and advice us in several areas.  Finally, we have engaged a third consultant to assist us in getting our products consistent with Canadian standards.  We do NOT intend or anticipate using or hiring any employees or any other consultants at the present time, other than those mentioned above.  If required, we may use part-time clerical assistance and professional accounting services on an as-needed basis.

Express Obligation of Our Principal Shareholder to Finance Us and Our Business Plan Over at least the Next Two to Three Years .

Our principal shareholder, Uplift Holdings, LLC (“Uplift Holdings”), intends to provide us with sufficient funding, over at least the next two to three years, to pursue and carry out our business plan.  This includes whatever capital is necessary to keep us current in all of our reporting obligations. The only caveat with regard to this commitment is if it is determined by us and our majority shareholder within the next two or three years that our business plan will NOT work and cannot succeed.  If that occurs, and we can make no prediction about whether it will occur or not, our majority shareholder will likely elect to cease funding us. We have NOT entered into any formal, written agreement with Uplift Holdings that contractually binds or obligates it, in writing, to fund us for the next two or three years, though we consider this commitment on its part to be a legal obligation upon which we and our shareholders can rely. Having said this, we are always in the process of evaluating our business plan. At the expiration of two or three years, or earlier, and assuming that our business plan has NOT been successful, or even partially successful, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Uplift Holdings will then have to evaluate whether, and to what extent, it wants to continue to fund our operations and business plan, including our various advertising campaigns. During our third quarter ended September 30, 2009, Uplift Holdings advanced us an additional $42,637.  This figure is carried on our balance sheet as a liability.  See our financial statements in Item 1 above.  Between the end of the third quarter and the date of this report, UpLift Holdings has advanced us an additional $$48,500.

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

We have no “in-house” accounting personnel and must pay outside accountants to prepare financial records.  We also do not have an independent board or an audit committee.  We do not have paid personnel who work in inventory.  Accordingly, due to our current size and our lack of paid personnel at the present time, there is risk that we may not be able to create and maintain an effective control environment.  Having said this, and given that we are a start-up business and have only commenced significant sales of our product since the end of last year, or for some-nine months, our management, including our chief executive officer and chief financial officer, nonetheless assessed the  effectiveness of our internal control over financial reporting as of September 30, ,2009.   Based on this evaluation and given our current limitations as a start-up company and the other, general or inherent limitations identified above, our management concluded that, as of September 30, 2009, we determined that, at the present time, our internal control over financial reporting was not effective based on those criteria.

Changes in Internal Control Over Financial Reporting.

We are currently in the development stage with insufficient working capital to employ personnel to carry out the daily operations.  All of our functions have heretofore been carried out by our President with the exception of occasional temporary help and the assistance of outside professionals contracted to assist in the preparation of quarterly and annual financial statements and technical GAAP issues.  However, these professionals are not always aware of all business transactions and activities, especially non-cash transactions.  As a result, we have had insufficient personnel to provide adequate segregation of duties related to the initiation, authorization/approval, and recording of financial transactions.  During the second quarter, we contracted with an accountant to take over some of the financial record keeping duties previously performed by the president.  This individual will perform bookkeeping services several hours a week, to keep our books and records in order and ready to be reviewed by our auditors at each quarter end.  This individual has experience in keeping the books of manufacturing companies. We believe that this individual will help us better develop and implement appropriate internal controls over financial reporting, including controls to ensure that all expenditures are recorded on our books, in the appropriate period and in a timely manner, not to mention controls over the recording and safeguarding of raw materials and finished goods inventory.  In other words, with the aid of this bookkeeper, we are stepping up our efforts to implement a more computerized or better manual system to track inventory from purchase of raw materials and packaging to the shipment of finished goods.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLIFT NUTRITION, INC.
(Issuer)

Date:	November 19, 2009	By:	/s/ Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 19, 2009	By:	/s/ Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer

Date:	November 19, 2009	By:	/s/ Edward Hall
Edward Hall
Chairman of the Board