Form 10-K
period 2009-12-31
Uplift Nutrition, Inc.
filed 2010-04-16
CIK 1390705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2009

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

801-566-1079

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

As of the close of business on December 31, 2009, our fiscal year-end and as of the date of this annual report, the aggregate market value of the voting stock held by non-affiliates, an amount consisting of a total of 4,968,342 shares or approximately 20% of our total number of issued and outstanding shares, was considered by us to have a value of $1,242,085 or $0.25 per share.  This valuation is based on the year end market price of our stock, which was approximately $0.25 per share.  Our stock is quoted on the OTC Bulletin Board under the symbol UPNT.OB.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

As of the date of this document, the Issuer had a total of 24,766,944 common capital shares issued and outstanding of which 19,498,602 are either "restricted” or “control shares” and otherwise owned and held by officers, directors, insiders and affiliates. This figure of 19,498,602 shares includes 143,602 shares owned and held individually by the principal of our majority stockholder as of December 31, 2009.  The figure of 19,498,602 represents 78.7% of our total number of issued and outstanding shares. It does NOT include 329,501 shares held “in reserve” by our stock transfer agent since February 2007, shares that relate to a lost instrument bond.  Because these 329,501 shares are held “in reserve” or in a special reserve account established by our transfer agent for our potential liability for the replacement of a lost certificate, these shares are not reflected as either issued or outstanding.  See Item 12 of Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

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

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS.

Uplift Nutrition, Inc. (“Uplift” or “the Company”), a Nevada corporation, is a developer, manufacturer, marketer and seller of new natural energy and health products such as the health drink, Active UpLift®, a product that comes in two flavors.  Our principal new product developed during the 2009 fiscal year is called All Day Energy Spray® and on which we received, during the year, a registered trademark from the U.S. Patent and Trademark Office.

All Day Energy Spray® uses a proprietary, natural energy formula called XYTINE™ and on which we have filed for a federal trademark or trade name with the U.S. Patent and Trademark Office.  On February 1, 2010, we received notice from our Canadian attorneys that our application for a Canadian trademark on XYTINE, Canadian Trademark Application No. 1441241, had been published in the Canadian Trademarks Journal.  If no one challenges our application within 2 months, we would expect it to proceed to registration.  See Item 2 of this Part immediately below titled “PROPERTIES.”  Before All Day Energy Spray® can be sold in Canada, however, it must be licensed and approved.  That has not yet occurred.

Because we think there exists a better market for it, we are now concentrating our efforts on the sale of All Day Energy Spray® as opposed to Active UpLift®,

Both Active UpLift® and All-Day Energy Spray® are currently marketed on a retail basis and also through our four (4) websites:   www.upliftnutrition.com, www.upliftenergy.com, www.alldayenergyspray.com, and www.EpiGaia.com,

During the year, we made several significant contacts in the retail food business, particularly with national convenience stores.  However, we are unable, at this time, to launch any of our products in any national convenience or other large food chain stores for want capital for advertising.  This is the biggest problem we have faced during the fiscal year and the biggest problem we currently face.  That is to say, our principal and majority shareholder, Uplift Holdings, LLC, lacks the ability to provide us with the thousands and thousands of dollars in advertising money necessary to support a product featured in national retail food chain stores.  As a result, All Day Energy Spray® is currently only featured in 4 stores in Cache Valley, Utah.  Active UpLift® is only currently featured in 12 Harmons grocery stores in Utah and 233 Ralphs stores throughout the west.  We do offer and sell both products on the internet and internet sales have improved over the last several months.  Our new green tea drink is fully developed but is not currently being marketed.  Our other new “super juice” drink, EpiGaia™, is also not being marketed at present, all for want of advertising capital.

Unless and until we can generate substantial advertising capital in some fashion, perhaps through our principal stockholder’s possible sale of its debt to third parties, our ability to remain in business throughout the next year or longer is in considerable doubt.

Current Status of the Company

We are not presently involved in any bankruptcy or insolvency proceeding of any kind and none of our officers and directors has been involved, directly or indirectly, in any bankruptcy or similar proceeding. Neither we nor any officer or director is involved in any pending litigation, nor is any litigation involving us or any officer or director threatened.

We have no subsidiaries or property other than the products we have developed since June 2, 2006 and on which we have obtained various intellectual property protections.

We are not involved in any joint venture with any other party. Other than the money we have been advanced by Uplift Holdings, our principal shareholder, we are not currently involved in any contract with any other person or entity other than general marketing and consulting agreements. We are, however, looking at whether can enter into various advertising, marketing and vendor distribution agreements with various retailers and on what terms.  This is something that we are doing on an on-going basis in the ordinary course of our business.

Our principal shareholder, Uplift Holdings, is also looking at the prospect of selling its debt to third parties in order to generate additional capital, indirectly, for us.

As set forth in our balance sheet in Part F/S below, we, as of December 31, 2009, had $6,475 in cash and approximately $65,131 worth of material in inventory with which to make product.

We maintain executive offices or facilities at the office of our Chairman of the Board located at 252 West Cottage Avenue, Sandy, Utah 84070.  We do not pay rent for these office facilities because their use is only nominal. We formulate and manufacture our natural energy and health drink product, Active UpLift®, at the warehouse facilities of a health food packager known as Harmony Concepts located in Weber County, Utah. We also formulate and package All Day Energy Spray® through the Daishin Company located in Springville, Utah.  We have arranged back up mixers, packagers or formulators in the event that these particular sources don’t work out for us.   For more information about our packagers, reference is made to the subheading in our PLAN OF OPERATION section below titled “Mixing and Packaging.”

We do maintain a products liability insurance policy.

For and as of our year end, December 31, 2009, we had revenues of $4,647 with $15,325 in deferred revenue representing sales for which the right of return has not been determined or expired.  For and as of our year end, December 31, 2009, we had shipped approximately $65,131 of product.  For and as of our fiscal year end, we had retail grocery store chain sales with Ralphs, Albertsons, and Harmons totaling $0 and internet and other miscellaneous sales totaling approximately $4,647.   We believe that our retail sales during all of 2009 were not as substantial as we would have wanted simply because we lack advertising capital. Management cannot predict whether we will ever be profitable even though there is admittedly a large market for some or all of our products.

As of December 31, 2009, we had a net working capital deficiency of $612,251. At the same time, we currently have a financial commitment for day-to-day operations through our majority shareholder, Uplift Holdings.  This commitment does NOT include providing the advertising capital necessary to become featured in large retain food chain stores.  Such a commitment would involve thousands and thousands of dollars.  Uplift Holdings’ commitment is to provide us with sufficient working capital over at least the next year as necessary to continue to be “current” in our reporting obligations with the U.S. Securities and Exchange Commission (SEC).  This commitment may be less than one year if a determination is made during that period that our business plan cannot be successful.   We consider its generous commitment to keep us current in our reporting obligations for at least the next year a legal obligation, as does Uplift Holdings, even though we have no written agreement with it to this effect. We do not have a written agreement with Uplift Holdings to this effect because we believe that it has enough shares at this time and if we were to do so, such an agreement might require giving Uplift Holdings additional shares in the event that we default on our obligation to it, something that neither of us believes is necessary to provide for at this time.  If Uplift Holdings decides not to advance us additional funds for lack of its own capital and resources and yet our business prospects look positive or favorable, we may consider raising money by selling our common stock on a private placement basis.  Additional thought and consideration has been given to this prospect at this time but we have nothing to report in this regard.  If such occurs, existing shareholders would likely be substantially diluted.  Furthermore, if our majority shareholder’s debt was converted into a debt security and sold and it, in turn, was converted to common stock, existing shareholders would also be substantially diluted.

Even though we have products for sale for which there is undoubtedly a large market, because of the start-up nature of our business, there exists substantial doubt regarding our ability to continue as a going concern. See Part F/S below. No assurance can be given that we will become successful or that we will generate enough capital from sales to continue to finance necessary advertising campaigns, let alone undertake new advertising campaigns such as advertising in food magazines or in a variety of health food and nutrition venues. In this regard, reference is made to our "Plan of Operation" section below.

Our stock transfer agent is Fidelity Transfer Company located at 8915 South 700 East, Suite 102, Sandy, Utah 84070, phone number 801-562-1300; fax number 801-233-0589.

As of the date of this document, we have 1,239 shareholders of record.  Fidelity Transfer Company has been our transfer agent since our initial public offering back in the 1950’s. We have but one class of stock issued and outstanding, that being common capital voting stock having a par value of $0.001 per share. As of the date of this document, there are 24,766,944 common capital shares issued and outstanding of which 100,000,000 common shares are authorized. We have no preferred shares authorized.  Of the 24,766,944 common shares currently issued and outstanding, our current slate of officers and directors own and hold or control, directly and indirectly, a total of 19,498,602 shares.  This figure represents 78.7% percent of our total number of issued common shares.  See Item 12 of Part III below.

Principal Products or Services Now Offered and Their Markets.

We are currently marketing All Day Energy Spray® in 4 Utah convenience stores and on-line through our website.  All Day Energy Spray® is an energy spray product on which we completed development during the fiscal year.

Active UpLift®, our health and energy drink, come in a powder that is mixed with water.  This produce is currently only featured in 12 Harmons grocery stores in Utah and 233 Ralphs stores throughout the west.  It comes in two flavors, Active UpLift® – Raspberry Lemonade and Active UpLift® – Apple Cinnamon.

During our second and third quarters, we completed the development of a new “Super Juice” known as EpiGaia™ and on which we have filed for a federal trademark and trade name.  During the fiscal year, we also completed the development of a “Green Tea Diet” energy drink.  Both of these products are currently “on hold” because we have come to the conclusion that it is best, for now, to focus our marketing efforts on All Day Energy Spray®.  Also, we currently lack necessary advertising capital and this makes it impractical for us to try and market more than one product at a time in any event.

During the fiscal year, we created a website exclusively devoted to EpiGaia™, how it works, and what we believe it offers to the consumer.  Investors and interested parties are encouraged to visit www.EpiGaia.com.  We have spent considerable time and energy developing this sister website.

Distribution Methods of Our Products.

Our products are distributed by large distribution outlets throughout our market areas and through company personnel locally. Our Company representatives contact grocery distribution companies and/or retail outlets such as large and small grocery store chains as well as convenience stores and their distributors.   Much of this, however, is on hold pending our ability to raise or otherwise generate advertising and working capital.

Our efforts to get retail outlets interested in featuring our products have been as follows:  We first go to the retail company representative that are in charge of, or assigned to, our product category and introduce our products to them personally.  We then let them taste a sample and solicit any questions or comments from them that they might have. After that, they may or may not want to put our products on their shelves. If they do, we will receive a purchase order for whatever quantity they want to purchase. Then we ship that order to them either by commercial trucking or private carriers like UPS and/or Federal Express. Then, representatives of the distribution company or our own company representative goes store to store to check inventories and re-order when necessary.  As it is today, however, it is difficult for us to line up a place in a retail store without a commitment to advertising.  It is for this reason that our products, or at least some of them, are not on retail shelves in any significant way.

Status of any Publicly Announced New Products or Services.

See the heading above titled “Principal Products or Services Now Offered and Their Markets.”  The reader or an interested person is also invited to go to Yahoo! Finance, for example, or a similar stock search engine and review our press releases concerning our products and progress.

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

Before All Day Energy Spray® can be sold in Canada, it must be licensed and approved by the Canadian government. That has not yet occurred.  At the same time, we are not currently marketing Active UpLift® in Canada and have no present intention of doing so.

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

1.

Market for Active UpLift® and Competition.

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

Regardless of these competitors and several others, we have no way of accurately estimating the total health and energy drink market that this specialty product serves.  Based on the information and sources quoted above, we believe, however, that this market is substantial.

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

There is no shortage of products offered to "improve" a person’s health, nutrition and energy. In contrast to other, similar products on the market, Active UpLift® is a convenient and nutritionally complete dietary supplement which provides continuous natural daily energy through a proprietary blend of vitamins, minerals, herbs, antioxidants and amino acids. We believe this product is unique in that, contrary to all the competition that we are aware of, Active UpLift® gives a person natural energy, complete nutrition, mental performance, healthy mood, athletic performance and healthy aging characteristics; more importantly, all of these benefits are provided in an all-in-one delicious drink with NO ADDED SUGAR OR CAFFEINE.  Virtually every competitive energy drink that we are aware of contains substantial amounts of sugar or caffeine.  Our products do not.

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

2.

Market for All Day Energy Spray® and Competition.

Through a 14 week, small market study in 10 local convenience stores, management has decided that there is a viable and potentially huge market for All Day Energy Spray®, which competes directly with the number one energy shot product in the world, “5 Hour Energy Shot.” That product sells somewhere between 5 million and 10 million bottles of product per week worldwide and if we could capture just a percentage of that market, All Day Energy Spra ® would become a successful part of the energy drink/shot market.

Our product is similar to our competitors in that it is a small, portable bottle that delivers vitamins, herbs and/or caffeine as a dietary supplement for energy. However, it differs in that ours is delivered into the body via a mouth spray that not only allows for quick absorption, and possibly works faster, but it also doubles as a breath spray.  .

Sources and Availability of Raw Materials and Names of Principal Suppliers.

We have expanded the pool of available suppliers for all of our products. Harmony Concepts has continued to be our main supplier of both of our Active Uplift® flavors. We have maintained contact with a back-up supplier, American Co-Pack in Southern California, if volume ever becomes too great for Harmony Concepts to handle. Although Rocky Mountain Co-Pak continues to serve as our principal filler and packager, we have also identified at least two other local companies (Wasatch Packaging and Kimac Packaging) as back-up in case of problems arise with Rocky Mountain Co-Pak.

We have been working with Daishin Company in Springville, Utah, to complete the final formula and packaging for our new energy spray product that we have developed. Just recently, we have identified both Wasatch Packaging and Kimac Packaging as back-up companies to mix, fill and package this new product in the event problems develop with Daishin Company.  Since our first encounter and manufacturing contract with Daishin, we have found numerous companies similar to Daishin with the capability of doing everything Daishin has been able to do.  For this reason, we are exploring other possible mixers and formulators in an attempt to find a more suitable and competitively priced business to use for manufacturing All Day Energy Spray®

See also the subheading in our PLAN OF OPERATION section below titled “Mixing and Packaging.”

Dependence on One or a Few Major Customers.

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.

We have no patents at the present time though we have a registered federal trademark or trade name of the two phrases Active Uplift® and All Day Energy Spray®, both of which represent product that we own and are marketing at the present time.  Our federal trademark on All Day Energy Spray® was issued by the U.S. Patent and Trademark Office during the fiscal year on June 30, 2009.

We currently have no franchises, concessions, royalty agreements or labor contracts.

As disclosed in our second quarter Form 10-Q, we currently have one license agreement.  In the second quarter, we entered into a license agreement with one of our directors to market a new product, the formula for which was separately and independently developed by him.  Such product is a “super juice” drink, which we unveiled during the fiscal year and have named EpiGaia™.  We are not currently marketing this product for want of advertising funds and therefore, our plans with respect thereto are “on hold.”  This license agreement involves nominal consideration to this director as a result of his insider status and his potential conflict of interest in this regard.

With regard to our new product, EpiGaia™, we are including the “TM” or trademark designation next to the name EpiGaia™ in that, on May 7, 2009, we applied, through intellectual property counsel, for a federal trademark and trade name with the U.S. Patent and Trademark office in Washington, D.C.  In addition to applying for a federal trademark and trade relative to the name “EpiGaia,” on the same date we also applied for a trade name and trademark for the names “Epigenic Health” and “Epigenic Wellness.”  These three applications are identified by Serial Nos.77/.731,844, 77/731,917 and 77/731,888, respectively.   We intend to use the TM designation in connection with our use of any of these marks. These three federal trademark applications are pending.  We have no way of knowing, at the present time if our applications will be granted, or, if they or any of them are, when that might occur.

All Day Energy Spray®, on which we have a federal trademark, uses a proprietary, natural energy formula called XYTINE™ and on which we have also filed for a federal trademark or trade name with the U.S. Patent and Trademark Office.  On February 1, 2010, we received notice from our Canadian attorneys that our application for a Canadian trademark on XYTINE, Canadian Trademark Application No. 1441241, had been published in the Canadian Trademarks Journal.  If no one challenges our application within 2 months, we would expect it to proceed to registration.  See also Item 2 of this Part immediately below titled “PROPERTIES.”

Research and Development Costs During the Last Two Fiscal Years.

During the year ended December 31, 2009, we spent a total of $1,711 on research and development compared to $7,321 during the year ended December 31, 2008.

Costs and Effects of Compliance with Environmental Laws.

None; not applicable.  See Item 4 of Part I below.

Reports to Shareholders.

None in the last year; not applicable.  Reference is made to Item 4 of Part I below.

Employees

While we do have a non-compete agreement with our officer and director, Jessica Stone Rampton, the fact is that we have no employees and do not anticipate having to hire any other than possibly for part time clerical help or in the event that sales increase or take off so dramatically that our packagers, Harmony Concepts and/or Daishin Company, cannot assist us in packaging and shipping our current two products. Accordingly, we have no immediate plans to retain employees until such time as our business plans warrant or justify the expense. We may find it necessary to periodically hire part-time clerical help on an as-needed basis though we have no plans to do so at this time.

Facilities

We are now using as our principal place of business the office address of our Chairman of the Board and principal stockholder, Mr. Hall, located in Sandy, Utah, a suburb of Salt Lake City, Utah. We have no written agreement and pay no rent for the use of this facility. Even if we had the capital, because we are a start-up eCommerce and retail business, we have no current need or plans to secure commercial office space from which to conduct our business.  We also use the warehouse facilities owned by one of our directors to store our materials and inventory.  This is also at no cost to us.

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

ITEM 1A.  RISK FACTORS.

Based on the recent changes to Form 10-K, this item is not applicable to smaller reporting companies.  Having said this, we have, in the past, listed numerous risk factors in a previous Form 10-KSB filing and in our Form 10-SB on file on Edgar. Persons interested in this item should refer to those documents.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None; not applicable.

ITEM 2. PROPERTIES.

We own all right, title and interest in and to our 2 health and energy products Active UpLift® and All Day Energy Spray®.  Other than as set forth in our license agreement with one of our directors, we own all right, title and interest in and to our  “super juice” EpiGaia™, a product that we are not currently marketing.  Finally, we own all right title and interest in and to our “Green Tea Diet” drink that we are also refraining from marketing at the present time.

As set forth in the section above titled “Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration,” we have a  federal trade name and trademark on the phrase Active UpLift® which we obtained in the first quarter of 2008.  During July of our 2009 fiscal year, we received notice from our intellectual property attorneys that our application with the U.S. Patent and Trademark Office for a trade name and trademark on the phrase All Day Energy Spray®  had issued and is now registered.  This enables us to now put the small “r” with a circle around it next to the name of both of these products, something that we now routinely do on all of our shipping packages and boxes used in interstate commerce.

We have received no notice from any person or company that our claim to the phrase or term Active UpLift®  or All Day Energy Spray® in any way infringes on anyone else’s product or business.  While we can make no assurance that we will never receive any such a claim, we believe that since we have applied for the trademark and trade name with the U.S. Patent and Trademark Office and our application is public information, any person making any such a claim would likely have come forward by now.

We have contemplated filing with the U.S. Patent and Trademark Office for a federal chemical patent on our Active UpLift® formula but have not as yet done so.  Based on our lack of advertising capital, however, it is unlikely that we will do so. Both Active UpLift® and All-Day Energy Spray® are currently marketed on a retail basis and also through our four (4) websites that we own www.upliftnutrition.com, www.upliftenergy.com, www.alldayenergyspray.com, and www.EpiGaia.com.

Executive Offices

During the fiscal year, our executive offices were re-located to 252 West Cottage Avenue, Sandy, Utah 84070. Our telephone number is 801-568-9100 and our fax number is 801-568-9111. This is also the business office address of Chairman of the Board and principal shareholder. We pay no rent for the use of this address or facility. We do not believe that we will need to maintain any other or additional office at any time or in the foreseeable future in order to carry out our plan of operations described in this document. This is because our business is “on-line,” meaning that the current facilities provided by our president are adequate to meet our needs until something occurs which requires either more or different office space. We do not foresee that in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

There are presently no pending legal proceedings to which the Company or any officer, director or major stockholder is a party or to which us or our products are subject and, to the best of our knowledge, information and belief, no such actions against us are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any report, proxy statement or information statement to security holders during the 2009 fiscal year. We did issue a press release on April 16, 2009 announcing the signing of an exclusive licensing agreement to formulate, manufacture, and distribute EpiGaia™, a genetically-driven nutritional product and followed up with a Form 8-K,  See Item 15 of Part IV below.  We issued other press releases during the fiscal year which gave notice of new developments but none other than this one press release, in our view, merited filing a Form 8-K.

If there is anything significant that a shareholder or investor should know, in addition to what we include in our periodic reports filed with the Commission, we will consider posting such information on our website, www.upliftnutrition.com, as a secondary source.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

During early February of 2008, our common capital stock became quoted on the Over The Counter Bulletin Board (OTCBB) under the symbol, UNPT.OB.  The trading activity in our stock for each quarter of fiscal 2009 and 2008 is set forth below.

OTC Bulletin Board®	Quarterly Trade and Quote Summary Report
UPNT - UPLIFT NUTRITION INC	Year Ending December 2008

	CLOSING BID			CLOSING ASK
2008	VOLUME	HIGH	LOW	HIGH	LOW
JAN. 3 THRU MAR. 31	110,575	$.045	0	$0.76	0

APR. 1 THRU JUNE 30	85,552	$0.66	$0.30	$2.00	$0.51

JULY 1 THRU SEPT.30	108,988	$0.61	$0.30	$0.73	$0.52

OCT.1 THRU DEC. 31	132,853	$0.69	$0.52	$0.75	$0.60

OTC Bulletin Board®	Quarterly Trade and Quote Summary Report
UPNT - UPLIFT NUTRITION INC	Year Ending December 2009

	CLOSING BID			CLOSING ASK
2009	VOLUME	HIGH	LOW	HIGH	LOW
12/31/2009	1,241,170	$.62	$0.1	$0.69	$0.20

9/30/2009	201,649	$0.57	$0.10	$0.72	$0.20

6/30/2009	1,401,167	$1.20	$0.19	$1.40	$0.29

3/31/2009	96,360	$0.60	$0.19	$0.63	$0.50

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

As of our year end and as of the date of this annual report, there are a total of 24,766,944 shares issued and outstanding, a figure which does NOT include 329,501 shares held “in reserve” by our stock transfer agent since February 2007, shares that relate to a lost instrument bond.  Because these 329,501 shares are held “in reserve” or in a special reserve account established by our transfer agent for our potential liability for the replacement of a lost certificate, these shares are not reflected as either issued or outstanding.  For more information on who owns our stock and what stock may trade without restriction, see Item 12 of Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

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

Holders

According to our stock transfer agent, Fidelity Transfer Company, as of the date of this annual report, there are 1,239 holders of record of our common capital stock.

Dividends and Dividend Policy

Our Board of Directors has NOT declared or paid cash dividends or made distributions in the past and we do not anticipate that we will pay cash dividends or make distributions to shareholders in the foreseeable future. We currently intend to retain and invest future earnings, if any, to finance our operations.

The holders of our common stock are entitled to receive such lawful dividends as may be declared by the Board of Directors. As of this date, no such dividends have been declared and based on our current need for advertising capital; management does not believe it likely that dividends will be declared in the near or distant future. The payment of any future dividends will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions. As a result, there can be no assurance that any dividends on common stock will be paid in the future. We also have no redemption or sinking fund provisions applicable to any shares of common stock.

Description of Securities

Our authorized capital stock consists of 100,000,000 shares of common capital stock, $0.001 par value, of which 24,766,944 shares were issued and outstanding as of our fiscal year-end, December 31, 2009.  The same number of shares is also issued and outstanding as of the date of this annual report.

As of our December 31, 2009, year-end, including the date of this Annual Report, there are NO options, warrants, stock appreciation rights, or other rights of a similar nature outstanding which currently obligate us to issue any additional common stock to anyone.

Our principal or majority shareholder, Uplift Holdings, obtained Board approval in January 2010, to reduce the Company’s debt to it to a debt security and sell all or part of the same to a third party.  The Company further agreed, in such event, to allow the debt security to be converted to “restricted” common stock, on which the holder or acquirer would have a 6-month holding period from the date he or she was “at risk” under Rule 144(d)(3)(ii) prior to re-sale.  The actual conversion ratio of the debt to common stock, in the event of such a transaction has not been determined.

Our common stock is considered a "penny stock" because it meets, or would meet, if and when it trades, one or more of the definitions in Commission Rule 3a51-1 of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the FINRA’s automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated there under by the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. These rules may have the effect of reducing the level of trading activity in the secondary market, if and when one develops.

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

We are informed that the successor to the National Association of Securities Dealers, Inc. (NASD), now known as the Financial Industry Regulatory Authority (FINRA), issued certain rules or regulations in early 2009 relative to depositing physical certificates in a brokerage account, among other things.  We are not familiar with these new rules or regulations as they do not affect us directly but we would encourage a shareholder or interested person to contact his or her stock brokerage firm to determine if these new rules and regulations affect such person.

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

Recent Sales of Unregistered Securities.

On October 13, 2009, we issued 500,000 restricted common capital shares of our stock to Mirador Consulting Group (“Mirador”).  Mirador is a corporate consulting firm whose principal office is located in Boca Raton, Florida.  It is in the business of providing services for management consulting, business advisory, shareholder information and public relations.  This agreement, which has a 6-month term, obligates us to pay Mirador $2,500 per month in consulting fees. On the same date, we also issued 50,000 shares to Mr. Todd Shull. The shares were considered a consulting or finder’s fee as Mr. Shull referred the Company to Mirador Consulting and he has been instrumental in our negotiations to secure product distributorships both inside and outside the United States. These stock issuances were valued at $0.45 per share by our Board of Directors and therefore, we will take a $0.45 per share charge on our fourth quarter financial statements. These two stock issuances bring our total number of issued and outstanding common capital shares to 24,766,944 as of the date of this report.  See our cover page above disclosing our total number of issued and outstanding shares.

These stock issuances were made in reliance on the Section 4(2) or non-public offering exemption from federal securities registration and the corollary private placement or similar exemption under applicable state law.

Use of Proceeds of Registered Securities.

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers.

The Company has NOT purchased any of its own securities since current management acquired control of the Company in 2006.

The owner of our principal stockholder, however, Mr. Edward H. Hall, Sr., did purchase and sell as many as 63,602 shares for his own, personal account during 2008 and 2009 (a figure excluding 80,000 shares that he had previously owned) and, in doing so, promptly filed Form 4’s and a Form 5 reporting such purchase transactions.  So far in 2010 and as of the date of this report, Mr. Hall has purchased 5,000 additional shares in the open market.  See the Form 4’s and 5’s filed by Mr. Hall on Edgar.  These “control” shares are owned and held by Mr. Hall in a personal and individual capacity and would NOT be retired or canceled by the Company in any fashion.   If and when Mr. Hall disposes of these “control” shares, he promptly files a Form 4 or Form 5 depending upon the time of year and also, a Form 144 with the particular securities broker-dealer with whom he effectuates the transaction, a copy of which is sent to the Commission.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS.

We are a start-up, internet-based eCommerce company that offers and sells a new natural energy and health drink called Active UpLift® in two different flavors and an energy spray called All-Day Energy Spray®.

During 2009, we completed the formulation and development of a “super juice” known as EpiGaia™ and a “Green Tea Diet” drink, neither of which are being marketed at the present time for want of advertising capital and the general funds available to do so.

In addition to offering our products for sale on-line, we continue to do what is necessary to get our 2 products carried in retail grocery and health food stores around the country but this is exceptionally difficult since we lack the advertising budget or capital to maintain any such presence.  While we have made substantial progress in this regard over the last two years, our ability to stay in a retail store without a significant advertising budget is limited.  As a result of our past retail store placement successes, we are uncertain at the present time about the extent to which we will rely on the Internet for the majority of our business.  Our four (4) websites, www.upliftnutrition.com, www.upliftenergy.com,

www.alldayenergyspray.com, www.EpiGaia.com, each offer and sell both Active UpLift® and All-Day Energy Spray®, websites hosted by www.godaddy.com.

Our first product, Active UpLift®, was only suitable for offer and sale in interstate commerce, and on a retail basis, as recently as two years ago.  At the same time, our other product, All Day Energy Spray®, was only recently developed for offer and sale within the last 6 months.  Because these products have so recently come to market, we were not able to generate significant revenue during 2009 or 2008.  For the year ended December 31, 2009, we generated $380 in revenue net of discounts and coupons from the sale of Active UpLift® and $1,209 in revenue net of discounts and coupons from the sale of All-Day Energy Spray®.

As of December 31, 2009, we had shipped no more product to Ralphs grocery stores.  As of the date of this document, we have not shipped any more product to Albertsons grocery stores throughout Colorado and Arizona. In fact, Albertsons has shipped back some of the product that was placed in their Florida, Texas and Arizona stores.  During the year, we have also shipped 13 cases of both flavors of  ActiveUplift® to several Harmons grocery stores in the State of Utah. What product is not sold can be returned to us by the retailer and the retailer’s account with us credited accordingly. If this entire product is sold in the Ralphs, and Harmons stores, we expect to generate total revenue of $18,500.

Cost of Goods sold were $6,518 for the year ended December 31, 2009 compared to $12,635 for the year ended December 31, 2008.  This decrease is mainly the result of decreased packaging costs.  We also generated more service revenue in 2009 which does not carry any hard costs of sales.  This contributed to a much smaller change in cost of goods sold in relation to the change in sales.

Each of the foregoing store placements requires a certain amount of money to be spent on advertising.  Accordingly, at the end of 2009 we had completed ‘in store’ demos in various store locations that carry our product for sale. We have been scheduling, and have tried to schedule, more local and regional sporting events such as runs conventions and other events that are heavily attended and in which we will act as major sponsors.  In the past, we have also placed ads in regional magazines and periodicals throughout our market regions.  What we anticipate budgeting for this type of expense is not known at this time as we lack the capital for a serious advertising budget.   These promotional activities included not only advertising dollars but contribution of product samples, give aways, coupons and retail store cooperative advertising.  Our marketing expenses for the year ended December 31, 2009 were $78,572 compared to $82,804 for the year ended December 31, 2008.  For the year ended December 31, 2009, marketing expenses consisted of $31,007 in advertising costs and $32,007 in product used in demonstrations, free samples, and give aways in connection with sponsorship of events.  We also incurred $15,557 for marketing on our website.

Consulting expenses were $248,500 for the year ended December 31, 2009 compared to $65,251 during the year ended December 31, 2008.  The increase is due to the issuance of 550,000 shares of common stock valued at $0.45 per share to a consulting firm and an individual for consulting services during the fiscal year 2009.

General administrative expenses were $120,212 and $44,273 for the periods ended December 31, 2009 and 2008, respectively.  The majority of the increase was a result of increased professional fees as a result of the audits and preparation of the Company’s financial statements.  Other areas of increase were costs associated with press releases, costs related to executive business reimbursements, and travel and miscellaneous business expenses.

During our second through fourth quarters, we did not ship any cases of Active UpLift® to re-stock supplies in any Ralph’s grocery stores.  As of the date of this document, we also did not ship any additional cases of Active UpLift® to the Albertsons distribution center in Oklahoma for the purpose of re-stocking Albertsons grocery stores throughout Colorado and Arizona.  What product is not sold out of the cases we shipped can be returned to us by the retailer and the retailer’s account with us is credited accordingly.   During the third quarter, we did not ship any more Active UpLift® product to any Albertsons stores in Florida, Texas, Arizona and Colorado and in fact, most of the stores are no longer carrying our product.  During the third quarter, Albertsons began processing product returns to us.  At this time, we are unable to determine the volume of inventory remaining in their stores or warehouse to estimate total returns.  Active UpLift® is, however, still being carried in some Denver, Colorado, Albertson’s stores. The reason we have been dropped from out-of-state Albertsons stores is the result of our  lack the financial resources and other logistics ability to support the necessary promotion that Albertsons requires, not to mention the manpower necessary to keep up with its in-store marketing demands. We have, however, maintained our product presence in local Harmon’s grocery stores and, during the fiscal year, we actually increased our presence in smaller, non-chain health food and drink stores.

During the third quarter, we also entered into an advertising contract with Crowell Advertising (www.crowelladv.), an innovative full-service ad agency which headed up our on-site marketing efforts during certain test campaigns and created point-of-sale displays and advertising.  Crowell is working on a marketing campaign that can be applied to various national and international distribution points that we are targeting for distribution.

During our third and fourth quarters, we became involved in Mixed Martial Arts (MMA) events, to promote All-Day-Energy Spray® . At the time, we believed that one of the best contributors to the success of our test campaign would be our sponsorship of "Weapon of Choice" (http://www.facebook.com/pages/WOC/124145876274), a regional MMA competition held in close proximity to stores selling All Day Energy Spray®.  During the end of our fiscal year, we were also in active discussions with Oculus Capital, which represents several international MMA fighters. Oculus Capital  has been instrumental in introducing MMA fighters to us for potential sponsorship, including former Pride Fighter and UFC veteran Marcus Aurelio ( http://www.sherdog.com/fighter/Marcus-Aurelio-4833)who is one of the original team members of the world famous American Top Team. Aurelio has agreed to work with us in developing a Brazilian distributorship for All Day Energy Spray®.

During the third quarter of our fiscal year, we engaged a Canadian consultant to ensure that our products are acceptable under Canadian standards. Our consultant in this regard is currently preparing documents necessary to ensure that our products meet these requirements.

Liquidity and Capital Requirements

As of our fiscal year ended December 31, 2009, we had $6,518 in cash.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital has historically been provided by our majority shareholder. Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe that it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such. Uplift Holdings’ loans are considered or designated by us as "advances," inasmuch as they do not require that we pay interest payments unless demand is made to do so. While we accrue interest or keep track of what it is, at present, we have no way of paying any interest payments to Uplift Holdings.  As of December 31, 2009, we have accrued $63,837 in interest due and owing to Uplift Holdings.  In the event we modify our oral agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments. Though we have nothing definitive in writing with our majority shareholder, and only to the extent that it is able to do so, we consider Uplift Holdings’ obligation to advance us the money necessary to keep us “current” in our “reporting” obligations a legal obligation of it upon which both we and investors can rely.

We hope to be able to satisfy our cash requirements for at least the next 12 months in that our majority shareholder has committed itself to advancing what funds are necessary for us to satisfy all of our cash requirements and otherwise keep us current in our 1934 Exchange Act reporting obligations for at least the ensuing year. Our majority shareholder lacks the capital and resources to fund advertising campaign, particularly given that we have come to realize how expensive such an endeavor really is.

We believe that a year period is consistent with the disclosure in our PLAN OF OPERATION described below in that we believe that within 1 year, we should be able to successfully carry out our business plan if we can find sufficient advertising capital on acceptable terms. If a determination is made by management within the next year that we will NOT be successful and that our business plan is or will be a failure for reasons which we can only imagine, our majority shareholder will likely elect not to advance us any more funds.  See the section titled "PLAN OF OPERATION" below. Having said this, we are unable to guarantee that at the expiration of one year from now, and assuming that our business plan is NOT by then successful, that our majority shareholder will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that our majority shareholder will NOT continue to advance us funds beyond the next year, particularly if it appears that we will indeed be able to successfully carry out our business plan if we continue beyond the year. If our majority shareholder does not desire to loan or advance us sufficient funds to continue for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.  It is possible, however, that we would consider a private placement of our shares, the form of which we also cannot predict at this time.

As a result of the forgoing, our principal or majority shareholder, Uplift Holdings, obtained Board approval in January 2010, to reduce the Company’s debt to it to a debt security and sell all or part of the same to a third party.  The Company further agreed, in such event, to allow the debt security to be converted to “restricted” common stock, on which the holder or acquirer would have a 6-month holding period under Rule 144(d)(3)(ii) prior to re-sale.  The actual conversion ratio of the debt to common stock in the event of such a transaction has not currently been determined.  We believe that exchanging our debt for common stock, provided we could find someone to do so, would be helpful to us in generating advertising capital. In such event, however, existing shareholders would be substantially diluted.  Also, to the extent that Uplift Holdings would be compensated by us for agreeing to do so, by or through the issuance, to it, of additional “restricted” stock, existing shareholders would also be substantially diluted.  See the third paragraph of Item 13 below.

Our Budget over the Next 12 Months

Due to our lack of working capital necessary to generate a serious and aggressive advertising campaign, we are unable to devise or project an advertising budget for 2010.  In fact, to do so when we don’t have the money at our disposal would make no sense.  What capital we have or what advances we will obtain from our majority shareholder will be used, during 2010, to keep us current in our reporting obligations and to pay attorneys, accountants and auditors.

For information on the cost of manufacturing and packaging our product, reference is made to our PLAN OF OPERATION section below.

Contingency Planning.

We have few assets and limited capital, with no significant operations and no current sources of income.  Any funding for emergencies is anticipated to be advanced by our majority shareholder, assuming that it has the funds to do so.

Off-Balance Sheet Arrangements.

None; not applicable.

Effect of Current Economic Conditions

Obviously, current economic conditions are hurting all businesses, not to mention retail outlets and retail sales overall. Most Americans are not spending money today like they have in the past.  Since much of the effects of the current recession have only become apparent in the last year, we are not in a position at this time to predict the recession’s effects on our overall business plan and plan of operation, not to mention 2010 sales.  No retail company that we know of is making any such predictions.  We suspect that sales in 2010 will be slower than they might otherwise be, simply because that is what is happening to everyone else.  Accordingly, absent other factors, we suspect that sales during 2010 will not grow or “take off” as they otherwise might.

It is also our belief that Active UpLift® and All Day Energy Spray®  are considered ‘boutique’ products that will sell well as long as the economy does well and the public has extra expendable income. Although we are still experiencing some sales, the current recession may likely have a negative effect on future Active UpLift® and All Day Energy Spray®  sales.  In addition to the type of market suitable for Active UpLift®, the particular market for All Day Energy Spray® is considered an ‘impulse’ market.

PLAN OF OPERATION

Our principal business plan is to promote, market and sell our new energy spray, All Day Energy Spray® and our powdered natural energy and health drink, Active UpLift®, through traditional retail distributors, who, in turn, will supply our product to retail health and food stores. We feel that our best markets will be large food store chains and specialty health food outlets.  Unfortunately, as stated elsewhere herein, we have lacked and currently lack the necessary capital to spend on advertising in such stores and this fact hinders our overall ability to not only “get into” such stores but to thereafter maintain our presence.  The viability of retail stores for our products, however, has proven correct so far in that we now have relationships with at least 3 large retailers and their distributors.

Our principal business plan, which had been to promote, market and sell our unique powdered natural energy and health drink, Active UpLift®, through traditional retail distributors, has changed. Because of the success of the 10 store market test of our newly created All Day Energy Spray® and the large number of  retail distribution inquiries we have received, we have decided to focus our marketing efforts and finances on the distribution and retail sales of All Day Energy Spray®, not only throughout the US but internationally as well.  The best markets for the spray are in retail convenience stores which utilize point of sale marketing.  Unfortunately, with the current recession, we have not been able to generate significant sales of our first product, Active UpLift® and one large retail grocery store chain is in the process of sending product back to us.  Because we have come to the realization that our principal product, Active Uplift®, has substantial competition, we have decided to focus our energy and resources on marketing All Day Energy Spray®. This product does not face the direct competition in the marketplace that an energy drink does.

We began marketing All Day Energy Spray® during the middle of our third quarter and have had encouraging responses from retail users about how good it tastes and how effective the energy boost it gives actually is. Because of that early positive response, in the third quarter, we entered into a marketing agreement with Impact Food Sales Corp., a Utah-based company with years of retail sales distribution experience, to market the product throughout the US. We are informed that Impact Foods has been contacted by many large, medium and small distribution companies and retail store owners in an attempt to have All Day Energy Spray® put into their retail stores. While Impact Foods focuses mainly on distributors inside the US, it will also target some distributors outside the US that it believes would have an interest in our product.

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

As a result of winding down our marketing efforts with respect to Active UpLift®, we had, and will have, less than anticipated sales and gross revenue during our fourth quarter of this last year and for our first quarter of this 2010 year. This is because we have, to a large degree, been overly side-tracked on developing product and have otherwise been devoting more time and energy to the completion of All Day Energy Spray® and EpiGaia™.  These efforts to complete these two new products, and, at the same time, obtain the necessary intellectual property protections, have detracted from our ability to concentrate on increasing sales of Active UpLift®. However, as stated above, because All Day Energy Spray® seems to have the least competition, we are now focusing our marketing efforts on it. In short, we are now beginning to focus our marketing efforts on All Day Energy Spray®.  Because this is a new product, however, we have no any way of knowing or predicting what sales might be.  As of the date of this report, we are marketing All-Day-Energy Spray® in 4 Maverick convenience stores in Cache Valley, Utah.

Our principal goal during 2010 is to raise capital in some fashion in order to embark on a serious advertising campaign in conjunction with a large retail chain store, many of whom we have contacted and communicated with for this purpose. As disclosed above, we are currently investigating the possibility of “securitizing” our debt  (i.e., accounts payable) and then allowing the debtor to exchange the debt securities for common stock.  This would not only reduce our debt but if our majority shareholder was cashed out of much of its debt, we believe it might be willing to continue to advance us additional funds for this and other purposes.

Our Websites

During our fourth quarter of last year, we redesigned our UpLift website and three other website addresses have been added for the convenience of our eCommerce customers.  Along with our principal web addresses www.upliftnutrition.com and upliftenergy.com, we have created www.alldayenergyspray.com and www.EpiGaia.com, as additional stages from which to promote those two new products.   That is to say, we have created new websites specifically designed to market our EpiGaia™ and All Day Energy Spray® products, websites that have only recently been launched.  As of now, we offer both Active UpLift® and All Day Energy Spray® directly on our websites and eventually plan to offer EpiGaia™ on all of them as well.  We have spent an enormous amount of time and energy on these websites and encourage any investor or interested person to visit them.

Our various websites are hosted by www.godaddy.com .  Because www.godaddy.com is one of the largest website hosts in existence, we feel comfortable that the chances of our websites “going down” at any given time are remote. As a result, we believe there is little likelihood of losing sales because one of our websites “goes down.”

Mixing and Packaging

We currently use a Weber County, Utah, company known as Harmony Concepts to mix our Active UpLift® product from pharmacopoeia grade raw ingredients.  “Pharmacopoeia grade” is a measure of an ingredient’s purity and sterility.  After Active UpLift® product been processed, it is sent in airtight containers to Rocky Mountain Co-Pak, also a Salt Lake City company, who packages the mix or powder into individual foil packets.  From there, the foil packets are packed into display or colored retail boxes that we created and designed for such purpose.  As stated elsewhere herein, each display or colored retail box did contain 15 but now contains 14 individual packets of product.  This was done to reduce our costs.  Ten (10) of these colored retail boxes comprise a shipping box. This is currently done at a cost of 8 cents per foil packet.  Fourteen (14) of these individual packets are then placed into each of our colored retail display boxes.  These “14 packets per box” are placed into the shipping containers that hold 10 of our colored retail display boxes each.  This is how the product is currently shipped, packaged and otherwise prepared for shipment.

There is an 18-month shelf life after Active UpLift® is packaged.  As a result, we are reluctant to manufacture, package and store too much product at one time.  We need to be able to adjust our product ordering and packaging to the actual sales we have secured and in realistic anticipation of what orders may be over the next short period of time.

We have also obtained pricing from American Co-Pack in Los Angeles, a large product packaging company.  While Rocky Mountain Co-Pak charges about 8 cents to fill each foil packet, American Co-Pack, in the event of large orders on the nature of 250,000 or more, will be able to perform this service much cheaper.  American Co-Pack, when and if the occasion arises, will also be able to ship product in large pallets to retail grocery distributors around the country.  Until we receive the anticipated retail orders, we plan in the meantime, to continue shipping drums of mixed product to Rocky Mountain Co-Pak, as needed, which will hold the same in its warehouse until we give them further instructions.

Management has found at least four local manufacturers for All Day Energy Spray® that are competitively priced. To date, we have used the Daishin Company for almost all of our All Day Energy Spray® product manufacturing. We did, however, in the past 30 days, use Mt. View Packaging for a small run of manufacturing or re-packaging. Management feels that we have found sufficient manufacturers throughout Northern Utah to handle any size order that might come our way.

These manufacturer/packagers sign a non-disclosure, non-compete agreement with us and thus, we are assured that they will not disclose our formula to anyone else.  We also feel comfortable in this regard in that these companies’ success is dependent on their ability to keep their customers’ formulas secret.

Our Colored Retail Boxes and Bar Codes

Since 2006, we have made several efforts to update our colored retail box for Active Uplift®. Our boxes are made by a local company called International Paper Box Company.  Currently, it charges us between 28 and 45 cents per Active Uplift® box, depending upon volume.  We are not dependent upon this company for this purpose and there are several other companies than can manufacture our box for us.

In 2007, we purchased our own bar codes so we would be able to better control our product inventory.  This also enables us to have more codes ready in the event that we introduce new products to the market. The Bar Codes were applied for at a cost of $750 for 2,000 individual identifying numbers.

During 2009, we completed the design and packaging of All Day Energy Spray®. We use very bright colors and will identify each of the four flavors with a different bright color. Grape, for example, will be colored purple to reflect the purple color of grapes and Cinnamon flavor will be colored bright red to represent the hot taste of cinnamon. We have also designed a plastic display box with the same bright colors that will represent each flavor with its own distinct, bright color. Bar codes were assigned and placed on each of the our flavors so the company, as well as the distributor and retailer, can track sales, inventory, etc.

Processing Orders

Active Uplift® comes in our colored, retail box that now contains 14 foil packets.  Each packet contains the powder that is mixed with water to make one (1) Active UpLift® drink.  One box of our product sells for $15.95 on-line, plus shipping and handling.  All Day Energy Spray® comes in a 12 pack shipping/display case. Each flavor is shipped that way and has its own bar codes for tracking, etc.  One box of All Day Energy Spray® sells for $18 on-line, plus shipping and handling.

Our modified websites have an active and operational shopping cart that accepts American Express, Visa, MasterCard, Discover Card and other, less known credit cards, including PayPal. Once an order is placed on-line, we receive an email from our credit card processing company.  We then go in our website Control Panel and process the order.  From there, we can print off U.S. Postal Service labels, etc.  Our website is currently set to accept all orders without our having to manually accept a credit card purchase order.  (We would only change this setting if we were out of product, an event that has not yet occurred.)  On-line Visa and MasterCard orders are currently processed directly through I-Payment, a large credit card transaction clearing or processing firm.  On-line American Express and Discover card transactions are processed through I-Transact, an affiliate of I-Payment, which has salesmen and which provides more direct transaction services and assistance.  Within 3 to 5 days of an order, the money is directly deposited in our bank account by I-Payment or I-Transact, as the case may be.  These services dispense with processing credit cards ourselves and we believe more than justify paying the required $10 monthly fee, a $5 per month statement fee, and a 2.16% transaction fee for each credit card sale.  If and when on-line sales increase, if they do, the transaction fee percentage is reduced.

For larger orders, and large retail distributor orders in particular, we anticipate getting invoices faxed or emailed to us directly.  At that time, we determine how to fill the order depending upon the size and location of the order.  Retail distributor orders are NOT processed through our website but directly with and through us.  During 2009, we received no orders directly from Ralphs, or Albertsons.  We did, however, receive product orders directly from Harmons and Maverick convenience stores.  These are specialty orders and were therefore NOT handled through our website.

As a requirement of retailers placing orders with us, we sign distributor agreements with either the stores directly or with their respective distribution warehouse or agent where the product will be stored until the retail stores actually need and retrieve it from that location. All of these agreements are similar in content, purpose, and effect. Those we have received and signed have a ‘let out’ clause.  What this means is that if we don’t advertise and market the product to help start and support sales and the product doesn’t sell, the retail store has the right to send it back to us and charge us back for the product sent back. In the event that our products do not sell, the standard distributorship agreement we have entered into with Ralphs’ and Albertsons’ distributors allows them to charge the product back to us and then return it to us at our cost.  As of the end of  2009, we had received  “charge-backs”  requests for return of merchandise from Albertson’s, although we do not know for sure at this time, what that total amount will be.

Shipping and Handling

When we receive an on-line or Internet order for Active UpLift®, we typically print off a U.S. Postal Service label. Our system allows us to input proper postage on the label, which is $4.95 per shipping box.  This allows us to send the package to our customer by Priority Mail.  Currently, we have sufficient inventory on hand to ship on-line orders directly from Sandy, Utah, our corporate headquarters.  We use the same procedure for an on-line or Internet order of All Day Energy Spray®, the postage for which is $4.95 per box.

For those on-line orders we process and ship directly from our Sandy, Utah, warehouse, our mailing label is placed on a shipping box at the warehouse or outlet where we store both Active UpLift® and All Day Energy Spray® product. Upon advice of our intellectual property counsel, we also place our own return address label on the package which contains or is conspicuously identified by the inscription "Active UpLift®" or “All Day Energy Spray®” as the case may be. According to counsel, this is necessary in order to demonstrate to the U.S. Patent and Trademark Office that we are using the trademark, service mark or trade name in interstate commerce, thereby entitling us to these federal trademarks and trade names. See heading in Item 2 above titled "Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts." Further, each order includes or encloses an informational brochure that talks about our product. Once our shipping label process is complete, one of our officers or directors drops the package by the U.S. Post Office or we give it to the mail carrier when he comes by during the day.

The average on-line order of Active UpLift® is one or two of our 14-packet colored retail boxes.  The average on-line order of All Day Energy Spray® is 2 bottles of varying flavors.  See the pictures on our website, www.upliftnutrition.com.  The U.S. Postal Service provides shipping boxes for this purpose at no cost to us.  Each colored retail box of our product holds 14 foil packets.  In the event that we have an order that is too large to be shipped in a U.S. Postal Service box, we would obtain appropriate shipping boxes from a local company known as Flex Pack.  We believe it is the best and least expensive supplier for this purpose.

In the event that we obtain any large retail orders of Active UpLift® in places like California, for example, assuming that we do, we will likely “drop-ship” our product from American Co-Pack, a large Los Angeles-based packaging company which has given us good pricing for orders exceeding 250,000 foil packets of Active UpLift® product.  In the meantime, Rocky Mountain-Pak in Salt Lake City has agreed to fill our foil packets with product, 14 of which go in each colored retail box of product at an Internet sale price of $15.95 per box.  Only in the event that we get some very large retail orders will we use American Co-Pack to fill and ship very large orders such as 200 cases to retail distributor outlets in California.  We are not set up with American Co-Pack as yet and this will only occur if and when we communicate any such large order to them.

Large orders of All Day Energy Spray® will either be shipped directly from our manufacturer or, if we have enough inventory at the warehouse, we might ship directly from the warehouse so our in warehouse inventory does not go out of date.

With regard to retail orders we have recently received, these have been shipped from our new office location and “warehouse” located at 252 Cottage Avenue, Sandy Utah 84070, to the distribution centers or stores directly by commercial freight or private carriers. The freight charges are usually paid by the customer, but on some occasions, if the orders are large enough, we will ship the product ‘prepaid’.

Inventory

As of December 31, 2009, our year end, we had approximately $38,828 in raw materials such as shipping boxes, containers, and other items in inventory and ready for packaging. As of December 31, 2009 we had approximately $15,240 in finished goods inventory as well as $11,063 in consigned inventory.

As to who mixes and then packages our Active UpLift® product, reference is made to the subheading above titled “Mixing and Packaging.”  As stated in such section above, we do not mix an exorbitant amount of product inasmuch as our Active Uplift® product only has a one (1) year shelf life at best.

As of this date, the Company has approximately 2,500 shipping boxes ready to be filled as product is produced by Harmony Concepts.  However, we only order when we run low on inventory due to the time sensitive nature of our Active Uplift® product and we want everything we ship to retail outlets to be fresh and have as long a shelf life as possible which is at least one year. When the time arises and when we get low on packaged inventory, we will place an order with Harmony Concepts and it will be packaged by either Rocky Mountain or American Co-Pak as per our instructions. Lead time for this is approximately two to three weeks. Again, reference is made to the subheading above titled “Mixing and Packaging.”

We are NOT Dependent on One Supplier for Our Potential Success

In addition to obtaining most of our ingredients through our current manufacturer/packager, Harmony Concepts located in Weber County, Utah, which, by the way has excellent manufacturer relationships and thus, the purchasing power to get us the best possible prices, we have identified at least three other manufacturers/packagers capable of buying, producing and mixing our product.  Because there are numerous bulk food manufacturers in the Salt Lake area, we are NOT reliant on one vendor for our success.

These manufacturer/packagers sign a non-disclosure, non-compete agreement with us and thus, we are assured that they will not disclose our formula to anyone else.  We also feel comfortable in this regard in that these companies’ success is dependent on their ability to keep their customers’ formulas secret.

Although the suppliers and manufacturers of All Day Energy Spray® are different from Active UpLift®, they all have excellent reputations in the manufacturing and packaging business. They also sign non-disclosure, non-compete agreements with the Company before we contract with them.

Our Plan over the Next 12 Months

As a result of the recession and people tightening their belts and not spending as much money, we have had a difficult time generating sales for Active UpLift®.  As a result, and as stated elsewhere in this document, we have decided to concentrate our advertising and marketing efforts on All Day Energy Spray®. To accomplish this, we have completely updated and expanded our existing websites, and even added three more to our marketing strategy, making a total of four websites available for advertising, marketing and sales. Though these websites, we have been offering and will continue to offer our Active Uplift® product on a “try it free” promotional effort to anyone who wants the product.. Any order placed through this program from the internet will receive a 14 pack “combo” box of Active Uplift® containing 7 packets of Raspberry Lemonade flavor and 7 packets of Apple Cinnamon for free. All the person needs to do is pay for the shipping charges.

Because we had begun tapering off our efforts to promote Active UpLift® during the latter half of 2009, and because of our desire to concentrate our marketing efforts on our newest product, All Day Energy Spray®, we signed a marketing agreement last quarter with Impact Food Sales to aggressively market All Day Energy Spray® to convenience and quick stop stores, fitness centers and retail grocery stores throughout the State of Utah and eventually the entire United States.

We have also been in discussions with large distribution groups outside of the US to contract with them to distribute All Day Energy Spray® outside the US.  During the next 12months, we will actively pursue enhancing sales of All Day Energy Spray®. As stated above, sales of Active UpLift® have NOT been promising during these tough economic times but we will continue to offer it for sale and once the economy turns around, we will consider re-starting a new marketing campaign in regard to it, assuming that funds are available for such purpose.  Currently, we do not have funds for that purpose, particularly considering that there is an enormous amount of competition in the energy consumption market.

Our more urgent plan over the next 12 months is to do what is necessary to raise advertising capital.  Only then will we be able to get into a large retail chain store on a long-term basis. No assurance can be made that we will be successful in this regard.

Our Current On-Line Marketing/Advertising Strategy

As disclosed above, we have changed directions during the last half of 2009 and have decided to concentrate our marketing efforts on All Day Energy Spray® instead of Active Uplift® or EpiGaia™. In this regard, we are concentrating our new marketing efforts in several areas.  First, we are concentrating on website advertising and marketing through several new websites and otherwise keeping all of our websites updated and fully functional. Through these efforts, we have now started a marketing effort on various popular and more significant search engines.  Secondly, we have also recently signed a marketing agreement with Impact Food Sales Corp., as mentioned above, to primarily market All Day Energy Spray® to convenience stores, fitness facilities, and major retail outlets throughout the country.  Thirdly, and as a result of our 10 store sales market test in various Maverick convenience stores, we have entered into an agreement with Crowell Advertising to help establish a marketing and advertising template or plan that can be used throughout established regions in the US. We know that modification for each region will be needed but we are hopeful that the new template for All Day Energy Spray® will become well known and in time, increase or enhance our name recognition as necessary to increase sales.

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

-- respond to competitive developments and maintain our distinct brand identity

-- form and maintain relationships with strategic partners, particularly retail food stores and outlets

-- provide quality customer service

-- continue to develop and upgrade our services and technologies

Our Current and Continued Efforts to Get Active UpLift® and All Day Energy Spray® Featured and Carried in National Retail Grocery and Health Food Chain Stores.

During our 2009 year, we have been contacted and approached by several national advertisers and retail distributors who claim to advertise and supply in the regional areas where our products would be made available on a large retail store basis.  Saying it another way, once we line up certain retailers, these retailers like to work with specific distributors in their area who will warehouse product for them.  The distributor then holds the product and provides it to the retail store when needed.  We have also approached several retailers directly, some of whom have directed us to their local distributor.  Unfortunately, because of our current lack of advertising capital, we are not yet a good candidate to have our products carried in any national chain store outlet.

Because we already feature our 2 principal products in a colored retail box with a bar code (see our website, www.upliftnutrition.com, which carries pictures of our box), we are one step ahead of this overall retail process.  In other words, we are already set up to be carried, right now, in large retail chain stores.  We believe this is an important milestone or accomplishment that we have already achieved in that many companies sell their products on the Internet without having a colored retail box and bar code for retail purposes.  Without this asset, one’s product isn’t capable of being carried in a retail store.  Having said this, the marketers and advertisers that we have talked to and met with want a monthly fee of several thousand dollars in order to approach and attempt to get us involved with national retail food store chains.  Some also want percentages of sales.  Depending upon our margins, promising percentages of sales is something that we need to thoroughly think through.  We are continuing to consider these options and we continue to meet with the various people who are making these and other representations to us.

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

Employees, Experts, Consultants and Advisors

Currently, we have no employees. Employees are not necessary at this stage of our development. Our officers and directors will perform daily duties as needed. We only intend to hire employees if and when the need develops. Currently, there is no such need.

Our directors and officers do not receive any remuneration for their services nor are they accruing earned compensation. We might however, approve the issuance of stock from time to time as a bonus for work that has been performed.

In implementing our business plan, we are holding expenses to a minimum and we plan to obtain expert and other services on a contingency basis if and when needed. Until now when we need advertising capital, we have not had a particular or specific need for any outside experts, advisors or consultants. If we engage outside advisors or consultants for any particular purpose, we will have to make a determination as to how such persons will be compensated. Other than the consulting agreement we entered into with Mirador Consulting Group in Boca Raton, Florida, in October 2009, as disclosed above, we have NOT made any arrangements or definitive agreements as yet to use outside experts, advisors or consultants for any reason. This is because, so far, we have not needed to. We do have a website technician whom we have hired to, among other things, enhance our html source or description codes, namely, Keywords, on our website so that information is more easily susceptible to Yahoo! and Google's "crawler" or “spider.” (For those readers or investors who are not aware of what "crawler" means, a "crawler" is the computer software program utilized by Yahoo! and Google, for example, to go out into the Internet and collect "buzz" and other Keywords on all the available websites and thereafter catalogue them for their respective search engines. We are informed that the "crawler" programs are launched by Google and Yahoo! about every 30 days.) See the subheading above titled "Marketing/Advertising."

We do NOT intend to use or hire any employees or other consultants, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they are needed and can be obtained for minimal cost or on a deferred payment basis. Other than our website maintenance technician that we shall continue to use to update or revise our websites as it becomes necessary, we are not aware of any situation in which we would need an outside advisor or consultant.

Obligation of Our Principal Shareholder to Finance Us in Our Reporting Obligations Over at least the Next Year.

As stated elsewhere in this document, our principal shareholder, Uplift Holdings, intends to provide us with sufficient funding, over at least the next year, to keep us current in our SEC reporting obligations.  This does NOT include advancing us the funds necessary to embark on a national advertising campaign.  The only caveat with regard to this commitment is if it is determined by us and our majority shareholder within the next year that our business plan will NOT work and cannot succeed.  If that occurs, and we can make no prediction about whether it will occur or not, our majority shareholder will likely elect to cease funding us. We have NOT entered into any formal, written agreement with Uplift Holdings that contractually binds or obligates it, in writing, to fund us for the next year, though we consider this commitment on its part to be a legal obligation upon which we and our shareholders can rely. Having said this, we will nonetheless be required to continue to evaluate our business plan. At the expiration of one year, or earlier, and assuming that we have not been able to obtain the needed capital to expend on advertising, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Uplift Holdings will then have to evaluate whether, and to what extent, it wants to continue to fund our continued existence as a fully reporting company. For our fiscal year ended December 31, 2009, Uplift Holdings advanced us a total of $54,289.  This figure is carried on our balance sheet contained in Part F/S below as a liability.  See our financial statements in Item 8 below.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No response to this item is required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2009

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

CONTENTS

    PAGE

Report of Independent Registered Public Accounting Firm

28 - 29

Balance Sheets

    30

Statements of Operations

    31

Statements of Stockholders’ Deficit

    32

Statements of Cash Flows

33 - 34

Notes to Financial Statements

35 - 44

Chisholm Bierwolf Nilson & Morrill, LLC [Letterhead]

REPORT OF INDEPENDENT REGISTERD CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Uplift Nutrition, Inc. (a development stage company)

We have audited the balance sheet of Uplift Nutrition, Inc. (a development stage company) as of December 31, 2009 and the related statements of operations, stockholders' deficit, and cash flows for the year ended and the period from inception on March 7, 2005 through December 31, 2009.   These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of Uplift Nutrition, Inc. (a development stage company), as of December 31, 2009 and the results of its operations and its cash flows for the year ended and the period from inception on March, 7 2005 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not yet established a consistent source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm Bierwolf Nilson & Morrill, LLC

Chisholm Bierwolf Nilson & Morrill, LLC

Bountiful, Utah

April, 15 2010

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

/s/ Munden & Associates, LLC

Bountiful, Utah

March 26, 2009

UPLIFT NUTRITION, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2009	2008
CURRENT ASSETS

Cash and cash equivalents	$ 6,475	$ 4,183
Accounts receivable, net	572	-
Inventory	65,131	29,017
Fixed assets, net	2,376	-
Prepaid expenses	-	1,679

Total Current Assets	74,554	34,879

Intangible assets, net	22,862	4,694

TOTAL ASSETS	$ 97,416	$ 39,573

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 46,143	$ 28,294
Accrued interest payable - related party	63,837	27,317
Deferred revenue	15,325	22,674
Stockholder advances	584,362	335,330

Total Current Liabilities	709,667	413,615

TOTAL LIABILITIES	706,667	413,615
COMMITMENTS	-	-
STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized,
24,766,944 and 24,216,944 shares issued and outstanding, respectively	24,767	24,217
Additional paid-in capital	564,054	317,104
Deficit accumulated during development stage	(1,201,072)	(715,363)

Total Stockholders' Deficit	(612,251)	(374,042)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 97,416	$ 39,573

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			on March 7,
	For the Years Ended		2005 Through
	December 31,		December 31,
	2009	2008	2009

NET REVENUES	$ 4,647	$ 4,231	$ 12,345

OPERATING EXPENSES

Cost of sales	6,518	12,635	26,829
Marketing	78,572	82,804	202,256
Consulting	248,500	65,251	450,912
Other general and administrative	120,212	44,273	237,774
Salaries and wages	-	-	215,250
Provision for non-collectible receivables	-	12,480	12,480

Total Operating Expenses	453,802	217,443	1,145,501

LOSS FROM OPERATIONS	(449,155)	(213,212)	(1,133,156)

OTHER INCOME (EXPENSES)

Loss on disposal of assets	-	-	(1,764)
Interest expense - related party	(36,554)	(21,077)	(66,152)

Total Other Income (Expenses)	(36,554)	(21,077)	(67,916)

LOSS BEFORE INCOME TAXES	(485,709)	(234,289)	(1,201,072)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$ (485,709)	$ (234,289)	$ (1,201,072)

BASIC AND DILUTED:
Net loss per common share	$ (0.02)	$ (0.01)

Weighted average shares outstanding	24,335,985	24,216,944

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the period of inception (March 7, 2005 through December 31, 2009
				Deficit
				Accumulated
				During	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Deficit
Inception, March 7, 2005	-	$ -	$ -	$ -	$ -
Common shares issued for cash at
$0.00005 per share, March 2005	20,000,000	20,000	(19,000)	-	1,000
Capital contributions July through
November, 2005	-	-	31,930	-	31,930
Net loss for the year ended
December 31, 2005	-	-	-	(25,859)	(25,859)
Balance, December 31, 2005	20,000,000	20,000	12,930	(25,859)	7,071
Capital contributions January through
May 2006	-	-	10,511	-	10,511
Common stock issued in a stock offering
transaction, June 2006	2,841,944	2,842	(3,212)	-	(370)
Common shares issued for services
at $0.21 per share, October 2006	1,325,000	1,325	276,925	-	278,250
Net loss for the year ended
December 31, 2006	-	-	-	(328,905)	(328,905)
Balance, December 31, 2006	24,166,944	24,167	297,154	(354,764)	(33,443)
Common shares issued for services
at $0.40 per share, November 2007	50,000	50	19,950	-	20,000
Net loss for the year ended
December 31, 2007	-	-	-	(126,310)	(126,310)
Balance, December 31, 2007	24,216,944	24,217	317,104	(481,074)	(139,753)
Net loss for the year ended
December 31, 2008	-	-	-	(234,289)	(234,289)
Balance, December 31, 2008	24,216,944	24,217	317,104	(715,363)	(374,042)
Common shares issued for services
at $0.45 per share, October 2009	550,000	550	246,950	-	247,500
Net loss for the year ended
December 31, 2009	-	-	-	(485,709)	(485,709)
Balance, December 31, 2009	24,766,944	$ 24,767	$ 564,054	$ (1,201,072)	$ (612,251)

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			From Inception
			on March 7,
	For the Years Ended		2005 Through
	December 31,		December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (485,709)	$ (234,289)	$ (1,201,072)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	920	909	5,090
Provision for accounts receivable	-	12,480	12,480
Stock issued for services	247,500	-	545,750
Loss on disposal of website	-	-	1,764
Changes in operating assets and liabilities:
Inventory	(36,114)	(3,092)	(65,131)
Prepaid expenses	1,679	(1,679)	-
Accounts receivable	(572)	(2,285)	(13,052)
Deferred revenue	(7,349)	12,479	15,325
Accounts payable	17,849	15,681	45,773
Accrued interest - related party	36,520	19,068	63,837
Net Cash Used by Operating Activities	(225,276)	(180,728)	(589,236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,296)	-	(3,296)
Payments for website development	-	-	(5,735)
Payments for indefinite-life intangible assets	(18,168)	(2,492)	(23,061)
Net Cash Used in Investing Activities	(21,464)	(2,492)	(32,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,441
Net advances from shareholders	249,032	177,761	584,362

Net Cash Provided by Financing Activities	249,032	177,761	627,803

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$ 2,292	$ (5,459)	$ 6,475

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,183	9,642	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 6,475	$ 4,183	$ 6,475

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$ 8	$ 85	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

Note 1 – Summary of Significant Accounting Policies

Business and Basis of Presentation

Uplift Nutrition, Inc. (“the Company”), a Nevada corporation, is engaged in the business of manufacturing and distributing a nutritional supplement drink mix. The Company’s operations are based in Salt Lake City, Utah. The Company has not generated significant revenue from planned principal operations and is considered a development stage company as defined in FASB ASC 915-10. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

Receivables

Accounts Receivable generally consists of trade receivables arising in the normal course of business.  The Company establishes an allowance for doubtful accounts that reflects the Company’s best estimate of probable losses inherent in the accounts receivable balances.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available information.  The balance of accounts receivable at December 31, 2009 and 2008 was $572 and $12,480, respectively.  During the Company’s third quarter of 2008 the Company incurred $12,480 of expenses that by contract were recoverable from a third party.  The Company recorded this recoverable amount as non-trade receivables. During the fourth quarter of 2008 the Company determined that the receivable would be difficult and expensive to recover from the third party.  As a result, the Company has established an allowance for doubtful accounts totaling $12,480 against those receivables.  the Company determined that there was no need for an allowance for 2009.

Website Costs

The Company has adopted the provisions of FASB ASC 350.  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

Note 1 – Summary of significant Accounting Policies [Continued]

Intangible Assets

Intangible assets consist of trademarks.  The Company accounts for indefinite-life intangible assets in accordance with FASB ASC 350 and accordingly tests these assets at least annually for impairment.

Revenue Recognition

The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the right of return has expired, the price and terms are finalized, and collection of the resulting receivable is reasonably assured.  Products are shipped FOB shipping point at which time title passes to the customer.   At December 31, 2009 and 2008 the Company has recorded deferred revenue of $15,325 and $22,674, respectively.  Deferred revenue represents the gross sales of product shipments with an unrestricted right of return for which the Company has no historical returns experience and therefore is unable to reasonably estimate returns.

The Company records revenue net of sales discounts, including coupons, sales incentives, and volume discounts.  The Company accounts for product coupon incentives the later of 1) the date at which the related revenue is recognized or 2) the date at which the sales incentive is offered.   Coupons are recorded as a discount in revenue.  Total discounts for the years ended December 31, 2009 and 2008 were $-0-.

Advertising Cost

Cost incurred in connection with advertising of the Company’s products are expensed as incurred.  Such costs amounted to $28,167 and $16,583 for the years ended December 31, 2009 and 2008, respectively.

Research and Development Cost

The Company expenses research and development costs for the development of new products as incurred. Included in other general and administrative expense for the years ended December 31, 2009 and 2008 were $1,711 and $7,321, respectively, in research and development costs..

Income Taxes

Prior to June 2, 2006, in lieu of corporate income taxes, the members of NMH were taxed on or allocated their proportionate share of the Company’s taxable income/loss.  Therefore, no deferred tax assets or liabilities, income tax payable or current and deferred tax expense or benefit for federal income taxes have been included in the financial statements for the period prior to June 2, 2006. The Company accounts for income taxes in accordance with FASB ASC 740-10 (Prior authoritative literature:  Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (Fin48)).”  This statement requires an asset and liability approach for accounting for income taxes.

Loss Per Share

The Company calculates loss per share in accordance with FASB ASC 260.  Basic earnings (loss) per common share are based on the weighted average number of common shares outstanding during each period.  Diluted earnings per common share are based on weighted average number of common shares outstanding during the period plus potentially dilutive common shares from common stock equivalents. The Company has no common stock equivalents for all periods presented.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

-

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

Note 1 – Summary of significant Accounting Policies [Continued]

Fair Value of Financial Instruments

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,201,072 from May 7, 2005 (inception) through December 31, 2009 including a loss of $458,709 for the year ended December 31, 2009. Current liabilities exceed current assets by $635,113 at December 31, 2009. The Company has recognized minimal revenue during its developmental stage (from May 7, 2005 (inception) through December 31, 2009), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Related Party Transactions

An officer/director has advanced a total of $8,500 and $6,700 net of repayments to the Company at December 31, 2009 and 2008, respectively. The advances are unsecured, accrue interest at an annual rate of 8% and are payable on demand. As of December 31, 2009 and 2008, the Company has recorded accrued interest totaling $1,154 and $528, respectively, due to the officer/director.  During the years ended December 31, 2009 and 2008, the Company recorded interest expense of $541 and $558, respectively for these advances.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

Note 3 – Related Party Transactions (continued)

Uplift Holdings, LLC, a majority shareholder, has advanced a total of $575,862 and $328,630 to the Company at December 31, 2009 and 2008, respectively. The advances are unsecured, accrue interest at an annual rate of 8% and are payable on demand. As of December 31, 2009 and 2008, the Company has recorded accrued interest totaling approximately $62,683 and $26,789, respectively due to the officer/director.   During the years ended December 31, 2009 and 2008, the Company recorded interest expense of $36,013 and $20,519 respectively for these advances and with no interest payments.

Note 4 – Inventory

Inventory consists of the following:

	December 31, 2009	December 31, 2008
Raw materials and supplies	$ 38,828	$ 5,076
Finished goods	15,240	8,788
	54,068	13,864
Consigned inventory	11,063	15,153
Total inventory	$ 65,131	$ 29,017

At December 31, 2009 and 2008, the Company had $11,063 and $15,153, respectively of consigned inventory which represents the cost of product shipped to customers for   which the right of return has not expired and the Company cannot reliability estimate product returns.  No reserve for obsolescence is deemed necessary.

Note 5 – Intangible Assets

Intangible assets consist of Trademark application costs totaling $6,593 and $4,893, respectively, for the years ended December 31, 2009 and 2008 relating to nutritional supplements sold under the Active Uplift™ label.  These intangibles are amortized on a straight line basis over their estimated useful life of 10 years.  Accumulated amortization at December 31, 2009 and 2008 was $1,119 and $199, respectively.

Note 6 – Website Development Costs

Website development costs consisted of the following at December 31:

	Life	2009	2008

Website development costs	3Years	$ 27,639	$ 3,195
Less-Accumulated Depreciation		(10,251)	(3,195)
Net website development costs		$ 17,388	$- 0 -

Amortization expense amounted to $3,464 and $710 for the years ended December 31, 2009 and 2008, respectively.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

Note 7 – Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2009 the Company had net operating loss carryforwards of approximately $411,871 that may be offset against future taxable income through 2029.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
NOL Carryover	$ 411,871	$ 243,223
Valuation allowance	(411,871)	(243,223)

Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008
Current Federal Tax	$ -	$ -
Current State Tax	-	-
Change in NOL Benefit	168,648	79,658
Valuation allowance	(168648)	(79.658)
	$ -	$ -

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

Note 7 – Income Taxes (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2009	2008
Beginning balance	$ -	$ -
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	-	-
Beginning balance	$ -	$ -

At December 31, 2009, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2009, 2008 and 2007.

Note 8 – Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31,

	2009	2008
Net loss (numerator)	$(485,709)	$(234,289)
Weighted average shares outstanding (denominator)	24,335,985	24,216,944
Basic and fully diluted net loss per share amount	$(0.02)	$(0.01)

For the years ended December 31, 2009 and 2008, the Company had no potentially dilutive common stock equivalents issued.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

Note 9 – Stockholders’ Equity

As of December 31, 2009 and 2008, the Company had 24,766,944 and 24,216,944, respectively in common shares issued and outstanding and an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc.

Common Stock Issuances – During 2009, the Company issued 550,000 shares for services valued at $247,500 or $0.45 per share.

Common Stock Issuances – During 2007, the Company issued 50,000 shares for services valued at $20,000 or $0.40 per share.

During 2006, the Company issued 1,325,000 shares for services valued at $278,250 or $0.21 per share, of which 1,025,000 shares were issued to officers/directors of the Company.

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

Note 11 – Recently Enacted Accounting Standards

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

Note 11 – Recently Enacted Accounting Standards (Continued)

interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

Note 11 – Recently Enacted Accounting Standards (Continued)

Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited.  Adoption of FASB ASC 810-10-65 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. Adoption of FASB ASC 860-10 did not have a material impact on the Company’s financial statements.

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009.

In April 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

Note 11 – Recently Enacted Accounting Standards (Continued)

whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Company does not believe this standard will have any impact on the financial statements.

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which is effective January 1, 2009. FASB ASC 815-10 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

Note 12 – Subsequent Events

We have evaluated events occurring after the date of our accompanying balance sheets through the date the financial statement were filed.  We did not identify any material subsequent events requiring adjustment to our financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our auditors, Munden & Associates, notifed us at beginning of March that it had taken full time accounting work for an Indian Reservation and therefore, it could no longer serve as our auditors. We therefore retained CHISHOLM, BIERWOLF, NILSON & MORRILL of Layton, Utah, as our new auditors.  We filed Form 8-K announcing the replacement of our former auditors on March 26, 2010.  Furthermore, the replacement of our former auditors, Munden & Associates, was not the result of any disagreement regarding financial disclosure or anything else involving us.

ITEM 9A AND 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2009 due to material weaknesses.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

·

A material weakness existed as of December 31, 2009 due to adjustments made that were material, alone and in aggregate, related to current assets, unrecorded liabilities and accruals, and expenditures.

·	During the course of the audit certain internal control deficiencies were identified by the auditor that constituted a material adjustment.

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

To help correct these material weakness, management has created an inventory committee seated to oversee the Company inventories and a financial committee to help with compliance requirements. Management also acknowledges a material weakness in our accounting procedures and has utilized financial consulting services, to ensure that all information required to be disclosed by management in the reports submited under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls.  Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE .

Executive Officers and Directors.

Our current directors, officers and “control persons” are as follows:

Name	Age	Position
Gary C. Lewis	61	President, Chief Executive Officer, Director (Chairman of the Board), Chief Financial Officer
Bruce Miller	58	Vice President and Director
Jessica Stone Rampton	39	Secretary/Treasurer, Chief Science Officer and Director
Edward H. Hall, Sr.	61	Indirect majority stockholder

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

BRUCE MILLER, Director and Vice President.   During the latter part of our fiscal year, Mr. Bruce Miller replaced our former director and  vice president, Mary Ross on the Board.  Since October of 2007, Mr. Miller had acted as our principal consultant,   Mr. Miller is a retired executive with Smiths Foods, Inc., and has agreed to act as a director to replace Ms. Ross. Mr. Miller worked in the food marketing business for more than 32 years. In 1967, he started out working for Richardson’s Market in Ogden, Utah. In 1969, Smiths Food and Drug in Salt Lake City hired Mr. Miller.  He started as a stock clerk working his way up to Store Manager wherein he managed Smith’s stores in Weber and Davis counties.  In 1981, Mr. Miller was promoted to Service Deli Director where he was in charge of development of the deli program for the Smith’s stores in the entire Western Division. Mr. Miller was then promoted to Vice President of Sales and Merchandising in 1990 for the Southwest Division based in Phoenix, Arizona. During this time, Smiths merged with Kroger, Inc. where Mr. Miller continued to work as Vice President of Sales and Merchandizing until retiring in 1999. In the past seven years, Mr. Miller has owned and operated his own business. He started B&K Miller Investments DBA Wubie Prints, which is a wholesale scrapbook paper company. Mr. Miller operated this company through 2005 until he sold it. Because of Mr. Miller’s expertise in the marketing field and his background and experience in the food industry, he will be a significant asset to us. Among other things, Mr. Miller was responsible for placing our product, Active UpLift®, in over 200 grocery stores throughout the west.  Due to Mr. Miller’s past marketing efforts on our behalf, we issued him 50,000 shares of “restricted” stock approximately 2 years ago.  This was disclosed in our last Annual Report.

EDWARD H. HALL, SR., Chairman of the Board.  Since June of 2008, Mr. Hall has acted as our Chairman of the Board.  Mr. Hall is also the manager of and the only member of UPLIFT HOLDINGS, LLC, (“Uplift Holdings”), a Nevada limited liability company formed in 2006 for the purpose of financing us and also, owning and holding shares of Uplift Nutrition.  Mr. Hall is a resident of Salt Lake City, Utah.  He is currently in the insurance business and has been for some-30 years.  Mr. Hall owns an insurance agency in Salt Lake City known as The Edward Hall Agency and which also goes by the dba “EHA Marketing.”  Uplift Holdings acquired its 18 million restricted shares of the Company from the Ramptons, namely, the former owners of Nu Mineral Health, on or about June 30, 2006, for $17,000 in cash.  Mr. Hall, through funding to be provided by Uplift Holdings, is willing to finance our obligation to be current in our reporting obligations to the SEC for at least the next year, provided that during that period, our business plan has every potential or prospect for success.  This agreement is not in writing.   Mr. Hall has never been an officer of or served on the board of directors of any other reporting public company.  In addition to shares of our Company that Mr. Hall owns indirectly through Uplift Holdings, Mr. Hall also owns or controls additional common shares that were acquired or obtained by him through open market purchases.  Because of Mr. Hall’s control of Uplift Holdings, these shares are deemed “control” shares and, for reporting purposes, are aggregated with Uplift Holdings’.

None of our officers or directors intends to devote his or her full time to the management of the Company.  Since all three individuals have full-time jobs, each estimates that they will devote between 1% and 10% of their time to the Company and its affairs.  As set forth in risk factor no. 9 above, the Company believes that this may be as many as 5 to 10 hours per week on the part of each officer and director.  Obviously, much of this will depend on how the Company’s business and sales unfold.  Ms. Rampton’s efforts will concentrate on product development.  Mr. Miller is currently serving an LDS mission in the State of Arizona and is only available for specific meetings, conferences or decisions on an “as needed” basis.  Mr. Lewis’s efforts will concentrate on the business end of the Company such as marketing and sales.  All three will be directly involved and give their input into the periodic reports we will be filing with the Commission.

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

Board Meetings and Committees

During the 2009 fiscal year and through the present, we have conducted nearly all of our Board Meetings by telephone conference call.  Some of these Board Meetings have been formalized into written consent minutes and some have simply been advisory in nature, followed up by written consent or other minutes.

As set forth in our Nevada Articles of Incorporation and Bylaws, copies of which are attached to our Form 10-SB registration statement as Exs. 3.1(iii) and 3.2, respectively, all directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Though we have not compensated any director for his or her service on the board of directors or any committee, directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board of directors and any committee of the board of directors. Due to our current lack of capital resources, our current directors will likely defer his, her or their expenses and any compensation due and owing them, if any, until such time as we can generate retained earnings, if we can, from the sale of Active UpLift® and All Day Energy Spray®. As of the date of this document, our officers and directors have NOT accrued any expenses in their capacities as officers and directors other than their time. As further set forth in our Articles and Bylaws, officers are appointed annually by the Board of Directors and each executive officer serves at the discretion or will of the Board of Directors. We currently have no standing committees and presently have no reason that we are aware of to create any.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent (10%) of the issuer's common stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the NASD. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. These requirements commenced when the Company's Form 10-SB registration statement became effective. Therefore, as of the date of this Annual Report on Form 10-K, these persons have been subject to the requirements of Section 16(a). Uplift Nutrition has informed these individuals, including our majority shareholder, of their obligations under Section 16(a) and all are otherwise aware of them. Further, we have set up a procedure whereby periodically we will endeavor to (i) notify these persons or other future directors, officers, affiliates or "control persons" of their Section 16(a) obligations; (ii) review the copies of Forms 3, 4, and 5 that these persons will need to file with the Commission; (iii) request written representations from them that no other filings or disclosures were required or necessary; and (iv) make a determination that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during the fiscal year.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Gary C. Lewis President, CEO, CFO and Director	12/31/2009 12/31/2008 12/31/2007 12/31/2006 12/31/2005	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0
Mary Ross, Vice Pres. and Director	12/31/2009 12/31/2008 12/31/2007 12/31/2006 12/31/2005	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0
Jessica Stone Rampton, Sec/Treas. CSO, director	12/31/2009 12/31/2008 12/31/2007 12/31/2006 12/31/2005	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0
Edward H. Hall, Chairman of the Board since June 2008	12/31/2009 12/31/2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

ITEM 11. EXECUTIVE COMPENSATION.

During 2009 and 2008, none of our officers or directors received any stock as bonuses, for compensation, or for any other reason.  See the Summary Compensation Table immediately below:

SUMMARY COMPENSATION TABLE

Bruce

       12/31/2009

    0              0             0                0                0                            0                                0                          0

Miller,

Vice Pres.,

and

Director

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

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2009.

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

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, to the best of the Company’s knowledge, as of the date of this document, with respect to each person known to be the owner of more than 5% of common capital stock of the Company, each director and officer, and all executive officers and directors of the Company as a group.  As of year end and the date of this document, there are 24,766,944 shares issued and outstanding.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially* Owned	Percent of Ownership of Common Stock Outstanding
Gary C. Lewis (1) 4423 South 1800 West Roy, Utah 84067	780,00 (2)	3%

Bruce Miller (3) 4635 S 2950 W Roy, Utah 84067 ____________________	160,000.5%

Jessica Stone Rampton (4) 2403 West 1700 South Syracuse, Utah 84075	1,915,000(5)	8%
Edward H. Hall, Sr. (6) 2025 Dimple Dell Road Sandy, Utah 84092-4705	143,602	0.57%
Uplift Holdings, LLC (7) 252 West Cottage Avenue Sandy, Utah 84070	16,500,000	67%

Directors, officer and 5% or more holders as a group (4 persons only)	19,498,602	78.7%

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

(3)         BRUCE MILLER, Vice President and a Director, has been an officer and director of us since the third quarter of our 2009 fiscal year when he replaced Mary Ross.  For more information about Mr. Miller and his background, reference is made to Item 9 above.  100,000 of Mr. Miller’s shares are “restricted” and are held in joint tenancy in his and his wife, Karen’s name.  The remaining 60,000 shares are shares purchased by him in the open market and thus, they are deemed “control” shares.

(4)          JESSICA RAMPTION, Secretary/Treasurer, Chief Science Officer, and a Director, has served as an officer and director of the  Company since April 5, 2006.  For more information about Mrs. Rampton and her background, reference is made to Item 9 above. As set forth below, Ms. Rampton’s holdings are held in the name of Rampton Investments, LLC.

(5)         This figure represents shares remaining from a total of 1,965,000 shares acquired by the Ramptons during June 2006 pursuant to our acquisition agreement with them.  Of the 20 million “restricted” shares the Ramptons originally acquired from the Company under such agreement, 1,965,000 shares were retained for their own account and not conveyed or transferred to Uplift Holdings or anyone else.  These shares are held by, or in the name of, a limited liability company owned by the Ramptons called Rampton Investments, LLC.  Ms. Rampton and her husband, Ryan, being the sole members of Rampton Investments, are the indirect or beneficial owners of these shares.

(6)         EDWARD H. HALL, SR., has served as our Chairman of the Board since June of 2008.  Of the 143,602 shares opposite Mr. Hall’s name in the chart above 63,602 shares are deemed “control shares” and represent open market purchases of shares made by Mr. Hall during 2009 or earlier.  The difference of 80,000 shares are shares that Mr. Hall acquired prior to the time our initial Form 10-SB registration statement was filed.  Mr. Hall’s individual holdings of 143,602 shares as of our fiscal year end should also be aggregated with those of Uplift Holdings, LLC, whom he controls, both directly and indirectly.  Accordingly, if one aggregates his personal holdings and those of Uplift Holdings, Mr. Hall both directly and indirectly controlled, at year end, 16,643,602 shares or  67,20% of our total number of issued and outstanding shares.  Since our year end, Mr. Hall acquired another 5,000 shares in the market.  Mr. Hall has filed Form 4’s and 5’s reporting these various individual holdings.  Reference is made to the various Form 4’s and 5’s that Mr. Hall has filed on Edgar.

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

Currently, or as of the date of this report, there are no arrangements or agreements with anyone which may result in a change of control of the Company.  Our Chairman of the Board has had discussions with various people over the last 6 months or longer in an effort to possibly sell Uplift Holdings, LLC’s debt, once converted into a debt security, and possibly, down the road, convert that debt into common stock, all as permitted under Rule 144(d)(3)(iii), titled Conversions and exchanges, as amended.  As present, we have nothing specific to report in this regard.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During the fiscal year, and other than a non-exclusive license agreement we entered into with one of our directors as set forth in the following paragraph, no transactions between us and any director or officer or any member of any such person’s immediate family.  Nor have we had any transactions with our majority shareholder, Uplift Holdings, LLC, or its principal, Mr. Hall.

At the beginning of our second quarter, we issued a press release unveiling and announcing our newest health drink product known as EpiGaia™.  This product was formulated by one of our directors, namely, Edward H. Hall, Sr., who personally filed for a nutritional formulation patent with the U.S. Patent and Trademark Office in November 2008, all at his own expense.   As a result of the value what management saw in this unique formulation, we entered into a non-exclusive License Agreement with this director, as licensor, on April 3, 2009, a copy of which is attached as an exhibit to our second quarterly report on Form 10-Q.  In doing so, Mr. Hall, the interested director, abstained from approving the Agreement. We also complied with the requirements of Nevada law that relate to transactions with interested persons.  Put another way, all disinterested directors at the time approved the License Agreement and all believed that its terms were fair and in the best interests of the Company.  If, down the road, we feel it is necessary to obtain a fairness opinion from an accounting firm or other expert in order to protect us from criticism in this regard, we are committed to obtaining such an opinion or otherwise modifying the subject license agreement as necessary.  In this regard, our disinterested directors believe that they complied with NRS 78.140 titled "Restrictions on transactions involving interested directors or officers; compensation of directors."  For more information in regard to the substance and terms of the License Agreement, reference is made to our Form 10-Q for our quarter ended June 30, 2009, including Item 6(a)

thereof.  We have also attached a true and correct copy of the License Agreement to this Report as Exhibit 10.  See Item 15 below.

In addition, in January 14, 2010, after our year end, our Board of Directors met and resolved to approve a possible transaction whereby our majority stockholder, Uplift Holdings, would reduce our debt to it to a promissory note or other debt security and that debt security might be sold to a third party or parties, in which case, we would allow the third party to convert the debt security to stock on conditions deemed to be fair.  While the Board resolved to convert debt securities to as much as 10,000,000 shares of common stock, no particulars in that regard have been arrived at and what was discussed and resolved is subject to modification.  At that same Board meeting, the Board further resolved to compensate Mr. Hall and/or Uplift Holdings in some fashion for (1) having advanced us so much money over the last 4 years without receiving any remuneration in return and (2) for his and its generosity in selling, or agreeing to sell, some of his or Uplift Holdings’ “restricted” shares and/or accounts receivable to potential persons interested in financing us.  Accordingly, the Board resolved to issue Mr. Hall and/or Uplift Holdings additional shares in such event, though the specific terms have not as yet been agreed to.

As disclosed elsewhere above, our majority stockholder, Uplift Holdings, LLC, has, in the past, agreed to fund us as necessary to implement and carry out our PLAN OF OPERATION above. At present, however, Uplift Holdings has run out of money to advance us in order to carry out necessary advertising campaigns and therefore, our Board of Directors has resolved to look at additional funding opportunities.  While we accrue interest on Uplift Holdings’ advances at 8% per annum, these advances do NOT presently require that we pay interest payments.  At the same time, even though there is no written agreement in this regard between us and Uplift Holdings, both we and it consider its agreement to advance us money as a legal obligation. If at such time as we would become profitable, if we ever do, we would consider paying Uplift Holdings interest on its advances but only if doing so would have no material impact on our capital resources and liquidity. Having said this, if we became profitable, we plan on spending any earnings on continued advertising campaigns as opposed to spending such money on the payment of interest. Because of Uplift Holdings’ substantial stock ownership interest in us, spending earnings on advertising as opposed to using earnings to pay Uplift Holdings interest would be in its best interest as well.

Like any other corporate officer or director, each director and officer is subject to the doctrine of usurpation of corporate opportunities only insofar as it applies to business transactions in which we have indicated an interest, either through our proposed business plan or by way of an express statement of interest contained in our minutes. If any director or officer is presented in the future with a business opportunity that may conflict with business interests identified by us, such an opportunity must be promptly disclosed to the Board of Directors and otherwise made known to us. In the event that the Board rejects an opportunity so presented, and only in that event, can one of our officers or directors avail him or herself of such opportunity. In spite of these eventualities, every effort will be made to resolve any conflicts that may arise in favor of us and our stockholders. There can be no assurance, however, that these efforts will be successful. As a Nevada corporation, we are obligated, among other things, to comply with the provisions of Nevada law, NRS 78.140 titled "Restrictions on transactions involving interested directors or officers; compensation of directors." We are not aware of any such conflicts of interest at this time and to be more specific, we are not aware of any opportunity whatsoever that we would reject and that an officer or director or even Uplift Holdings would likely engage in or take advantage of.

,

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Aggregate fees for professional services rendered us by Munden & Associates, LLC, Certified Public Accountants, for the years ended December 31, 2009 and 2008 are set forth below. The aggregate fees included in the Audit category are fees billed for the year-end audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the calendar years indicated.

Fee Category	2009	2008
Audit Fees	$36,500	$27,500
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$36,500	$27,500

Audit fees for the years ended December 31, 2009 and 2008 were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in the Quarterly Reports on Form 10-Q, consents and other assistance required to complete the year- end audit of our financial statements.

Audit-Related Fees as of the years ended December 31, 2009 and 2008 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended December 31, 2009 and 2008 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended December 31, 2009 and 2008.

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

The following Exhibits are incorporated by reference as a part of this Annual Report on Form 10-K:

3.1  Articles of Incorporation, which were filed as an exhibit to our November 2, 2007, Form 10-SB registration statement

3.2 Bylaws, which were filed as an exhibit to our November 2, 2007, Form 10-SB registration statement

10  The April 3, 2009, License Agreement entered into with one of our directors which was filed as an Exhibit to our Form 10-Q for our second quarter ended June 30, 2009.  This agreement relates to the initial formulation of EpiGaia™, a new product that was fully developed during the fiscal year but which we are not marketing at the present time.

On April 16, 2009, we filed a Form 8-K attaching a press release announcing the signing of an exclusive licensing agreement to formulate, manufacture, and distribute EpiGaia™, a genetically-driven nutritional product.,  We issued other press releases during the fiscal year which gave notice of new developments but none other than this press release, in our view, merited filing a Form 8-K.

SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, UPLIFT NUTRITION, INC., has duly caused this Annual Report on Form 10-K for its fiscal year ended December 31, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

UPLIFT NUTRITION, INC., Issuer

Date:	April 15, 2010	By:	/s/Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer

Date:	April 15, 2010	By:	/s/Edward H. Hall, Sr.
Edward H. Hall, Sr.
Chairman of the Board