Form 10-K/A
period 2009-12-31
Uplift Nutrition, Inc.
filed 2010-08-03
CIK 1390705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K /A

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

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15 of Part IV below.

REASON FOR FILING THIS AMENDED FORM 10-K/A

Subsequent to the initial filing of the Form 10-K, the Company found that certain items in accounts payable had been overstated.  The financial statements have been restated in this Form 10-K/A with the correct amounts.  See Note 12 in the notes to the financial statements for further information.

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

As of December 31, 2009, we had a net working capital deficiency of $ 601,498 . At the same time, we currently have a financial commitment for day-to-day operations through our majority shareholder, Uplift Holdings.  This commitment does NOT include providing the advertising capital necessary to become featured in large retain food chain stores.  Such a commitment would involve thousands and thousands of dollars.  Uplift Holdings’ commitment is to provide us with sufficient working capital over at least the next year as necessary to continue to be “current” in our reporting obligations with the U.S. Securities and Exchange Commission (SEC).  This commitment may be less than one year if a determination is made during that period that our business plan cannot be successful.   We consider its generous commitment to keep us current in our reporting obligations for at least the next year a legal obligation, as does Uplift Holdings, even though we have no written agreement with it to this effect. We do not have a written agreement with Uplift Holdings to this effect because we believe that it has enough shares at this time and if we were to do so, such an agreement might require giving Uplift Holdings additional shares in the event that we default on our obligation to it, something that neither of us believes is necessary to provide for at this time.  If Uplift Holdings decides not to advance us additional funds for lack of its own capital and resources and yet our business prospects look positive or favorable, we may consider raising money by selling our common stock on a private placement basis.  Additional thought and consideration has been given to this prospect at this time but we have nothing to report in this regard.  If such occurs, existing shareholders would likely be substantially diluted.  Furthermore, if our majority shareholder’s debt was converted into a debt security and sold and it, in turn, was converted to common stock, existing shareholders would also be substantially diluted.

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

Cost of Goods sold were $ 5,123 for the year ended December 31, 2009 compared to $12,635 for the year ended December 31, 2008.  This decrease is mainly the result of decreased packaging costs.  We also generated more service revenue in 2009 which does not carry any hard costs of sales.  This contributed to a much smaller change in cost of goods sold in relation to the change in sales.

Each of the foregoing store placements requires a certain amount of money to be spent on advertising.  Accordingly, at the end of 2009 we had completed ‘in store’ demos in various store locations that carry our product for sale. We have been scheduling, and have tried to schedule, more local and regional sporting events such as runs conventions and other events that are heavily attended and in which we will act as major sponsors.  In the past, we have also placed ads in regional magazines and periodicals throughout our market regions.  What we anticipate budgeting for this type of expense is not known at this time as we lack the capital for a serious advertising budget.   These promotional activities included not only advertising dollars but contribution of product samples, give aways, coupons and retail store cooperative advertising.  Our marketing expenses for the year ended December 31, 2009 were $ 69,771 compared to $82,804 for the year ended December 31, 2008.  For the year ended December 31, 2009, marketing expenses consisted of $ 26,468 in advertising costs and $ 27,746 in product used in demonstrations, free samples, and give aways in connection with sponsorship of events.  We also incurred $15,557 for marketing on our website.

Consulting expenses were $248,500 for the year ended December 31, 2009 compared to $65,251 during the year ended December 31, 2008.  The increase is due to the issuance of 550,000 shares of common stock valued at $0.45 per share to a consulting firm and an individual for consulting services during the fiscal year 2009.

General administrative expenses were $ 119,655 and $44,273 for the periods ended December 31, 2009 and 2008, respectively.  The majority of the increase was a result of increased professional fees as a result of the audits and preparation of the Company’s financial statements.  Other areas of increase were costs associated with press releases, costs related to executive business reimbursements, and travel and miscellaneous business expenses.

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

Liquidity and Capital Requirements

As of our fiscal year ended December 31, 2009, we had $ 6,475 in cash.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital has historically been provided by our majority shareholder. Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe that it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such. Uplift Holdings’ loans are considered or designated by us as "advances," inasmuch as they do not require that we pay interest payments unless demand is made to do so. While we accrue interest or keep track of what it is, at present, we have no way of paying any interest payments to Uplift Holdings.  As of December 31, 2009, we have accrued $63,837 in interest due and owing to Uplift Holdings.  In the event we modify our oral agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments. Though we have nothing definitive in writing with our majority shareholder, and only to the extent that it is able to do so, we consider Uplift Holdings’ obligation to advance us the money necessary to keep us “current” in our “reporting” obligations a legal obligation of it upon which both we and investors can rely.

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

Our modified websites have an active and operational shopping cart that accepts American Express, Visa, MasterCard, Discover Card and other, less known credit cards, including PayPal. Once an order is placed on-line, we receive an email from our credit card processing company.  We then go in our website Control Panel and process the order.  From there, we can print off U.S. Postal Service labels, etc.  Our website is currently set to accept all orders without our having to manually accept a credit card purchase order.  (We would only change this setting if we were out of product, an event that has not yet occurred.)  On-line Visa and MasterCard orders are currently processed directly through I-Payment, a large credit card transaction clearing or processing firm.  On-line American Express and Discover card transactions are processed through I-Transact, an affiliate of I-Payment, which has salesmen and which provides more direct transaction services and assistance.  Within 3 to 5 days of an order, the money is directly deposited in our bank account by I-

Payment or I-Transact, as the case may be.  These services dispense with processing credit cards ourselves and we believe more than justify paying the required $10 monthly fee, a $5 per month statement fee, and a 2.16% transaction fee for each credit card sale.  If and when on-line sales increase, if they do, the transaction fee percentage is reduced.

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

As discussed in Note 12 to the financial statements, management discovered errors in the reporting of the Company’s valuation of accounts payable as of December 31, 2009.  Accordingly, the financial statements as of and for the year ended December 31, 2009 have been restated to correct the errors.

/s/ Chisholm Bierwolf Nilson & Morrill, LLC

Chisholm Bierwolf Nilson & Morrill, LLC

Bountiful, Utah

April, 15 2010 except for Note 12 which is dated May 6, 2010

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

/s/ Munden & Associates, LLC

Bountiful, Utah

March 26, 2009

UPLIFT NUTRITION, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2009	2008
CURRENT ASSETS	Restated

Cash and cash equivalents	$ 6,475	$ 4,183
Accounts receivable, net	572	-
Inventory	65,131	29,017
Fixed assets, net	2,376	-
Prepaid expenses	-	1,679

Total Current Assets	74,554	34,879

Intangible assets, net	22,862	4,694

TOTAL ASSETS	$ 97,416	$ 39,573

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$35,390	$ 28,294
Accrued interest payable - related party	63,837	27,317
Deferred revenue	15,325	22,674
Stockholder advances	584,362	335,330

Total Current Liabilities	698,914	413,615

TOTAL LIABILITIES	698,914	413,615

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized,
24,766,944 and 24,216,944 shares issued and outstanding, respectively	24,767	24,217
Additional paid-in capital	564,054	317,104
Deficit accumulated during development stage	(1,190,319)	(715,363)

Total Stockholders' Deficit	(601,498)	(374,042)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 97,416	$ 39,573

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			on March 7,
	For the Years Ended		2005 Through
	December 31,		December 31,
	2009	2008	2009
	Restated		Restated
NET REVENUES	$ 4,647	$ 4,231	$ 12,345

OPERATING EXPENSES

Cost of sales	5,123	12,635	25,434
Marketing	69,771	82,804	193,455
Consulting	248,500	65,251	450,912
Other general and administrative	119,655	44,273	237,217
Salaries and wages	-	-	215,250
Provision for non-collectible receivables	-	12,480	12,480

Total Operating Expenses	443,049	217,443	1,134,748

LOSS FROM OPERATIONS	(438,402)	(213,212)	(1,122,403)

OTHER INCOME (EXPENSES)

Loss on disposal of assets	-	-	(1,764)
Interest expense - related party	(36,554)	(21,077)	(66,152)

Total Other Income (Expenses)	(36,554)	(21,077)	(67,916)

LOSS BEFORE INCOME TAXES	(474,956)	(234,289)	(1,190,319)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(474,956)	$ (234,289)	$(1,190,319)

BASIC AND DILUTED:
Net loss per common share	$ (0.02)	$ (0.01)

Weighted average shares outstanding	24,335,985	24,216,944

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the period of inception (March 7, 2005 through December 31, 2009
				Deficit
				Accumulated
				During	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Deficit
Inception, March 7, 2005	-	$ -	$ -	$ -	$ -
Common shares issued for cash at
$0.00005 per share, March 2005	20,000,000	20,000	(19,000)	-	1,000
Capital contributions July through
November, 2005	-	-	31,930	-	31,930
Net loss for the year ended
December 31, 2005	-	-	-	(25,859)	(25,859)
Balance, December 31, 2005	20,000,000	20,000	12,930	(25,859)	7,071
Capital contributions January through
May 2006	-	-	10,511	-	10,511
Common stock issued in a stock offering
transaction, June 2006	2,841,944	2,842	(3,212)	-	(370)
Common shares issued for services
at $0.21 per share, October 2006	1,325,000	1,325	276,925	-	278,250
Net loss for the year ended
December 31, 2006	-	-	-	(328,905)	(328,905)
Balance, December 31, 2006	24,166,944	24,167	297,154	(354,764)	(33,443)
Common shares issued for services
at $0.40 per share, November 2007	50,000	50	19,950	-	20,000
Net loss for the year ended
December 31, 2007	-	-	-	(126,310)	(126,310)
Balance, December 31, 2007	24,216,944	24,217	317,104	(481,074)	(139,753)
Net loss for the year ended
December 31, 2008	-	-	-	(234,289)	(234,289)
Balance, December 31, 2008	24,216,944	24,217	317,104	(715,363)	(374,042)
Common shares issued for services
at $0.45 per share, October 2009	550,000	550	246,950	-	247,500
Net loss for the year ended
December 31, 2009 (Restated)	-	-	-	(474,956)	(474,956)
Balance, December 31, 2009 (Restated)	24,766,944	$ 24,767	$ 564,054	$(1,190,319)	$(601,498)

UPLIFT NUTRITION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			From Inception
			on March 7,
	For the Years Ended		2005 Through
	December 31,		December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:	Restated		Restated
Net loss	$(474,956)	$ (234,289)	$(1,190,319)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	920	909	5,090
Provision for accounts receivable	-	12,480	12,480
Stock issued for services	247,500	-	545,750
Loss on disposal of website	-	-	1,764
Changes in operating assets and liabilities:
Inventory	(36,114)	(3,092)	(65,131)
Prepaid expenses	1,679	(1,679)	-
Accounts receivable	(572)	(2,285)	(13,052)
Deferred revenue	(7,349)	12,479	15,325
Accounts payable	7,096	15,681	35,020
Accrued interest - related party	36,520	19,068	63,837
Net Cash Used by Operating Activities	(225,276)	(180,728)	(589,236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,296)	-	(3,296)
Payments for website development	-	-	(5,735)
Payments for indefinite-life intangible assets	(18,168)	(2,492)	(23,061)
Net Cash Used in Investing Activities	(21,464)	(2,492)	(32,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,441
Net advances from shareholders	249,032	177,761	584,362

Net Cash Provided by Financing Activities	249,032	177,761	627,803

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$ 2,292	$ (5,459)	$ 6,475

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,183	9,642	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 6,475	$ 4,183	$ 6,475

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$ 8	$ 85	$ -
Income taxes	$ -	$ -	$ -

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

Advertising Cost

Cost incurred in connection with advertising of the Company’s products are expensed as incurred.  Such costs amounted to $ 26,467 and $16,583 for the years ended December 31, 2009 and 2008, respectively.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1, 190,319 from May 7, 2005 (inception) through December 31, 2009 including a loss of $ 474,956 for the year ended December 31, 2009. Current liabilities exceed current assets by $ 624,360 at December 31, 2009. The Company has recognized minimal revenue during its developmental stage (from May 7, 2005 (inception) through December 31, 2009), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

Note 3 – Related Party Transactions (continued)

Uplift Holdings, LLC, a majority shareholder, has advanced a total of $575,862 and $328,630 to the Company at December 31, 2009 and 2008, respectively. The advances are unsecured, accrue interest at an annual rate of 8% and are payable on demand. As of December 31, 2009 and 2008, the Company has recorded accrued interest totaling approximately $62,683 and $26,789, respectively due to the officer/director.   During the years ended December 31, 2009 and 2008, the Company recorded interest expense of $35,979 and $20,519 respectively for these advances and with no interest payments.

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

Note 6 – Website Development Costs

Website development costs consisted of the following at December 31:

	Life	2009	2008

Website development costs	3Years	$ 27,639	$ 3,195
Less-Accumulated Depreciation		(10,251)	(3,195)
Net website development costs		$ 17,388	$ - 0 -

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

At December 31, 2009 the Company had net operating loss carryforwards of approximately $ 408,215 that may be offset against future taxable income through 2029.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
NOL Carryover	$ 408,215	$ 243,223
Valuation allowance	(408,215)	(243,223)

Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008
Current Federal Tax	$ -	$ -
Current State Tax	-	-
Change in NOL Benefit	164,992	79,658
Valuation allowance	(164,992)	(79,658)
	$ -	$ -

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

	2009	2008
Net loss (numerator)	$(474,956)	$(234,289)
Weighted average shares outstanding (denominator)	24,335,985	24,216,944
Basic and fully diluted net loss per share amount	$(0.02)	$(0.01)

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

Common Stock Issuances – During 2009, the Company issued 550,000 for services valued at $247,500 or $0.45 per share.

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

Note 12 – Restated Financial Statements

Subsequent to the initial filing of the Form 10-K, the Company found that certain items in accounts payable had been overstated by a total of $10,753 due to the recording of transactions twice or because payments had not been properly recorded against the accounts payable.  The impact of these adjustments on the Company’s financial statements as originally reported is as follows for the year ended December 31, 2009:

	As Previously Reported	As Restated

Balance sheet:
Accounts payable	$ 46,143	$ 35,390
Accumulated deficit	(1,201,072)	(1,190,319)

Statement of operations:
Cost of sales	$ 6,518	$ 5,123
Marketing	78,572	69,771
Other general and administrative	120,212	119,655
Net loss	(485,709)	(474,956)

Note 13 – Subsequent Events

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

UPLIFT NUTRITION, INC., Issuer

Date:	August 2, 2010	By:	/s/Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer

Date:	August 2, 2010	By:	/s/Edward H. Hall, Sr.
Edward H. Hall, Sr.
Chairman of the Board