Form 10-Q
period 2010-06-30
Uplift Nutrition, Inc.
filed 2010-08-13
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the first quarter ended June 30, 2010

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 10, 2010
Common Capital Voting Stock, $0.001 par value per share	24,766,944 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

(UNAUDITED)

CONTENTS

PAGE

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

6

Notes to Unaudited Financial Statements

     7

UPLIFT NUTRITION, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$891	$6,475
Accounts receivables, net	572	572
Inventory	60,712	65,131
Total Current Assets	62,175	72,178

Property and Equipment, net	1,824	2,376

Other Assets

Intangible assets, net	16,273	22,862

Total Other Assets	16,273	22,862

Total Assets	$80,272	$97,416

LIABILITIES AND STOCKHOLDER’ DEFICIT
Current Liabilities
Accounts payable	$23,012	$35,390
Accrued interest payable - related party	88,100	63,837
Deferred revenue	15,325	15,325
Stockholder advances	632,362	584,362
Total Current Liabilities	758,799	698,914

Total Liabilities	758,799	698,914

Stockholders' Deficit
Common stock; $0.001 par value, 100,000,000 shares authorized 24,766,944 shares issued and outstanding	24,767	24,767
Additional paid-in capital	564,054	564,054
Deficit accumulated during development stage	(1,267,348)	(1,190,319)
Total Stockholders' Deficit	(678,527)	(601,498)

Total Liabilities and Stockholders’ Deficit	$80,272	$97,416

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,		From Inception on March 7, 2005 Through June 30,
	2010	2009	2010	2009	2010
Net Revenues	$94	$892	$175	$1,220	$12,520
Operating expenses
Cost of sales	50	938	82	1,108	25,516
Marketing	6,787	23,320	8,928	32,339	202,383
Consulting and professional fees	16,965	21,369	26,565	48,824	450,912
Other general and administrative	11,369	16,787	17,361	23,708	281,143
Salaries and wages	-	-	-	-	215,250
Provision for non-collectible receivables	-	-	-	-	12,480
Total Operating Expenses	35,171	62,414	52,936	105,979	1,187,684
Loss from Operations	(35,077)	(61,522)	(52,761)	(104,759)	(1,175,164)
Other Income (Expenses)
Loss on disposal of assets	-	-	-	-	(1,764)
Interest expense – related party	(12,435)	(9,349)	(24,268)	(16,861)	(90,420)
Total Other Income (Expenses)	(12,435)	(9,349)	(24,268)	(16,861)	(92,184)
Loss Before Income Taxes	(47,512)	(70,871)	(77,029)	(121,620)	(1,267,348)
Income Tax Expense	-	-	-	-	-
NET LOSS	$(47,512)	$(70,871)	$(77,029)	$(121,620)	$(1,267,348)

Basic and Diluted:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.001)
Weighted-average shares outstanding	24,766,944	24,216,944	24,766,944	24,216,944

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

CONDENSED  STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,		From Inception March 7, 2005 Through June 30,
	2010	2009	2010
Cash flows from operating activities

Net loss	$(77,029)	$(121,620)	$(1,267,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,141	1,314	12,231
Stock issued for services	-	-	545,750
Provision for accounts receivable	-	-	12,480
Loss on disposal of website	-	-	1,764
Changes in operating assets and liabilities:
Inventory	4,419	(6,133)	(60,712)
Prepaid expenses	-	(1,001)	-
Accounts receivable	-	(608)	(13,052)
Deferred revenue	-	(3,540)	15,325
Accounts payable	(12,378)	7,086	22,642
Accrued interest- related party	24,263	16,853	88,100
Net cash used in operating activities	(53,584)	(107,649)	(642,820)

Cash flows from investing activities
Purchases of fixed assets	-	1,826)	(3,296)
Payments for website development	-	(22,755)	(23,061)
Payments for indefinite-life intangible assets	-	(1,700)	(5,735)
Net cash used in investing activities	-	(26,281)	(32,092)
Cash flows from financing activities
Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,441
Net advances from shareholders	48,000	138,300	632,362
Net cash provided by financing activities	48,000	138,300	675,803
Net Increase (Decrease) in cash and cash equivalents	$(5,584)	$4,370	$891
Cash and Cash equivalents, beginning of period	6,475	4,183	-
Cash and cash equivalents, end of period	$891	$8,553	$891
Supplemental cash flow information
Cash paid during the period for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Condensed Financial Statements

June 30, 2010

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K/A filed on August 3, 2010.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

NOTE 2 -

GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,267,348 from May 7, 2005 (inception) through June 30, 2010.  Current liabilities exceeded current assets by $696,624 at June 30, 2010.  The Company has recognized minimal revenue during its developmental stage (from May 7, 2005 (inception) through June 30, 2010), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3-      RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010, a related party loaned the Company $48,000.  This addition to the existing principal balance the loan has an annual interest rate of eight percent (8.00%) and is due on demand.  Total principal amounts due to this related party as of the period ended June 30, 2010 was $623,862 with accrued interest of $86,606.

NOTE 4-      SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of June 30, 2010 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

We are a start-up, internet-based eCommerce company that offers and sells a new natural energy and health drink called Active UpLift® in two different flavors and an energy spray called All-Day Energy Spray®.

In addition to offering our products for sale on-line, we continue to do what is necessary to get our 2 products carried in retail grocery and health food stores around the country.  This is exceptionally difficult since we currently lack the advertising budget and other capital necessary to maintain any such presence.  While we have made substantial progress in this regard over the last two years, our ability to stay in a retail store without a significant advertising budget is limited.  As a result of our past retail store placement successes, we are uncertain at the present time about the extent to which we will rely on the Internet for the majority of our business.  Our four (4) websites, www.upliftnutrition.com, www.upliftenergy.com, www.alldayenergyspray.com, and www.EpiGaia.com, each offer and sell both Active UpLift® and All-Day Energy Spray®.

Our first product, Active UpLift®, was only suitable for offer and sale in interstate commerce, and on a retail basis, as recently as three years ago.  At the same time, our other product, All Day Energy Spray®, was only recently developed for offer and sale within the last 12 months.  Because these products have so recently come to market, we have not yet been able to generate significant revenue.

During the quarter, we did not ship any cases of Active UpLift® to re-stock supplies in any Ralph’s grocery stores. As of the date of this document, we also did not ship any additional cases of Active UpLift® to the Albertsons distribution center in Oklahoma for the purpose of re-stocking Albertsons grocery stores throughout Colorado and Arizona.  What product is not sold out of the cases we have shipped can be returned to us by the retailer and the retailer’s account with us is credited accordingly.   During the quarter, we did not ship any more Active UpLift® product to any Albertsons stores in Florida, Texas, Arizona and Colorado and in fact, for want of advertising capital, most of these stores are no longer carrying our product.  At this time, we are unable to determine the volume of inventory remaining in their stores or warehouse to estimate total returns.  Active UpLift® is, however, still being carried in some Denver, Colorado, Albertson’s stores. The reason we have been dropped from many out-of-state Albertsons stores is the result of our  lack the financial resources and our overall inability to support the necessary promotion that Albertsons requires, not to mention the manpower necessary to keep up with its in-store marketing demands.

It remains our intention, however, to try and do what is necessary to get All-Day Energy Spray® carried in retail convenience and grocery stores around the country.  Because our retail marketing efforts of All-Day Energy Spray® have not been as successful as we would have hoped, even in light of current economic conditions, we have tried to become more aggressive in internet marketing for both Active UpLift® and All Day Energy Spray®. As a result, internet sales of these two products have started to pick up to some degree. During our second quarter ended June 30, 2010, we generated or realized nominal revenue net of discounts and coupons from sales of Active UpLift® and All-Day Energy Spray®.

Assuming that advertising capital becomes available for such purpose, we hope to follow our current marketing strategies with an aggressive national marketing and advertising campaign for All Day Energy Spray®.  What we anticipate budgeting for this type of expense is set forth in our budget for 2010 contained in our Annual Report on Form 10-K recently filed on Edgar.  Reference is thus made to that document.  These promotional activities include not only advertising dollars but contribution of product samples, give-a ways, promotional and retail store cooperative advertising. Our total promotions and marketing expenses were $8,928 for the six months ended June 30, 2010 compared to $32,339 for the six months ended June 30, 2009.

Cost of goods sold were minimal as a result of low sales and amounted to $82 and $1,108 for the six months ended June 30, 2010, and 2009, respectively.

Consulting and professional fees were $26,565 and $48,824 for the six months ended June 30, 2010 and 2009, respectively.

General and administrative expenses were $17,361 and $23,708 for the six months ended June 30, 2010 and 2009, respectively.

Selected Financial Data.

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful.  Reference is made to Part I above and our audited financial statements included in Part F/S of our 2009 Annual Report on Form 10-K recently filed on Edgar.  Reference is also made to the section immediately below titled “Liquidity and Capital Requirements.”  We are still a development stage company and due to current economic conditions, we have decided, for the time being, to curtail concentrating on retail sales of Active UpLift®, and further, given that our newest product, All Day Energy Spray® has only recently been made available for retail sale, we have only generated or realized nominal revenues from our operations through the end of our second quarter of 2010.  Our lack of substantial revenue and sales is currently a result of not yet having established normalized operations that would generate significant revenue or establish a pattern of expenditures that correlate with revenue.

Since our emergence 4 years ago from approximately 5 years of dormancy, we have incurred significant accounting costs and other expenses and fees in connection with reactivating ourselves, acquiring Nu Mineral Health, a Wyoming limited liability company, the preparation and filing of our Form 10-SB registration statement in 2007, the recent preparation and filing of our Annual Report on Form 10-K, and otherwise continuing to be current in our reporting obligations with the U.S. Securities and Exchange Commission (“Commission”). Funding of these and other expenses is from working capital provided by our majority stockholder, namely, Uplift Holdings, LLC, an entity which, because of its controlling ownership interest in us, has an obvious vested interest in seeing us successfully market our current and new products.

Liquidity and Capital Requirements.

During the six months ended June 30, 2010, our current assets decreased by approximately $10,000 to approximately $62,000, primarily due to a decrease in cash of approximately $5,500 and a decrease in inventory of approximately $4,400.  During the same time frame, total assets decreased approximately $17,100 from approximately $97,400 to approximately $80,300, primarily from the decrease in intangible assets due to amortization.

During the six months ended June 30, 2010, current liabilities increased from approximately $698,900 to approximately $758,800, an approximate $59,900 increase.  There are several factors that contributed to this net increase in current liabilities during the six month period.  These include but are not limited to an increase of approximately $48,000 in advances from shareholders, an increase of approximately $24,300 in accrued interest payable to related parties, and a decrease in accounts payable of approximately $12,400.

Deferred revenue remained unchanged since December 31, 2009. Deferred revenues represent our products in retail locations for which we have been paid but the right of return has not yet lapsed and for which we are unable to estimate our rate of return in order to record the revenue.

Our sales during the first six months of 2010 decreased by approximately $1,000 as compared to the first six months of 2009.  Our cost of sales during the first six months of 2010 decreased by approximately $900 as compared to the same period last year.   For the six months ended June 30, 2010, our total operating expenses decreased 50 percent or by approximately $53,000 as compared to the six months ended June 30, 2009.

As of June 30, 2010, our cash balance in our checking account was $891.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is provided by our majority shareholder.

The continuation of our current plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.  During the six months ended June 30, 2010, our majority shareholder, Uplift Holdings, loaned or advanced us an additional $48,000. Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such. Uplift Holdings’ loans are considered or designated by us as "advances," inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest on the on-going balance, we currently have no way of paying any interest payments to Uplift Holdings.  As of June 30, 2010, we have accrued approximately $88,100 in interest due and owing stockholders. In the event we modify our oral agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments.  Though we have nothing definitive in writing with our majority shareholder, we have considered Uplift Holdings’ obligation to advance us the money necessary to be “current” in our Edgar filings a legal obligation of it upon which both we and investors have been able to rely.  We do not believe, however, that this commitment on the part of Uplift Holdings is open-ended.  As of June 30, 2010, stockholder advances and accrued interest totaled approximately $720,500.

We hope to be able to satisfy our cash requirements for at least the next 12 months in that our majority shareholder has committed itself to advancing what funds are necessary for us to satisfy all of our cash requirements and otherwise keep us current in our 1934 Exchange Act reporting obligations for at least the ensuing 12 months. Our majority shareholder lacks the capital and resources to fund an advertising campaign, particularly given that we have come to realize how expensive such an endeavor really is.

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

As a result of the forgoing, our principal or majority shareholder, Uplift Holdings, obtained Board approval in January 2010, to reduce our debt to it to a debt security and sell all or part of the same to a third party.  The Board further agreed, in such event, to allow the debt security to be converted to “restricted” common stock, on which the holder or acquirer would have a 6-month holding period under Rule 144(d)(3)(ii) prior to re-sale.  The actual conversion ratio of the debt to common stock in the event of such a transaction has not been determined.  We believe that exchanging our debt for common stock, provided we could find someone willing to do so, would be helpful to us in generating advertising capital. In such event, however, existing shareholders would be substantially diluted.  Also, to the extent that Uplift Holdings would be additionally compensated by us for agreeing to sell its debt or debt securities to a third party, by or through the issuance, to it, of additional “restricted” stock, existing shareholders would also be substantially diluted.

Current Status.

We are currently marketing All Day Energy Spray® in 4 Utah convenience stores and on-line through our website.  All Day Energy Spray® is an energy spray product on which we completed development during the third quarter of our last fiscal year.

Active UpLift®, our health and energy drink, comes in a powder that is mixed with water.  This product is currently only featured in 4 Harmons grocery stores in Utah and 233 Ralphs stores throughout the west.  It comes in two flavors, Active UpLift® – Raspberry Lemonade and Active UpLift® – Apple Cinnamon

PLAN OF OPERATION.

Our principal business plan is to promote, market and sell our new energy spray, All Day Energy Spray® and our powdered natural energy and health drink, Active UpLift® , through traditional retail distributors, who, in turn, will supply our product to retail health and food stores. We feel that our best markets will be large food store chains and specialty health food outlets.  Unfortunately, as stated elsewhere herein, we have lacked and currently lack the necessary advertising capital to spend in such stores and this fact hinders our overall ability to not only “get into” such stores but to thereafter maintain a presence.  The viability of retail stores for our products, however, has proven correct so far in that we now have relationships with at least 3 large retailers and their distributors.

Our principal business plan, which had been to promote, market and sell our unique powdered natural energy and health drink, Active UpLift®, through traditional retail distributors, has changed. Because of the success of the 10 store market test of our newly developed All Day Energy Spray® and the large number of  retail distribution inquiries we have received, we have decided to focus our marketing efforts and finances on the distribution and retail sales of All Day Energy Spray®.  The best markets for our spray product are in retail convenience stores which utilize point of sale marketing.  Unfortunately, with the current recession, we have not been able to generate significant sales of our first product, Active UpLift® and one large retail grocery store chain has sent product back to us.  Because we have come to the realization that our principal product, Active Uplift®, has substantial competition, we have decided to focus our marketing energy and resources on All Day Energy Spray®. This product does not face the direct competition in the marketplace that an energy drink does.

We began marketing All Day Energy Spray® during the middle of last year’s third quarter and have had encouraging responses from retail users about how good it tastes and how effective the energy boost it gives actually is. Because of that early positive response, in the third quarter of last year, we entered into a marketing agreement with Impact Food Sales Corp., a Utah-based company with years of retail sales distribution experience, to market the product throughout the US. While Impact Foods contacted many large, medium and small distribution companies and retail store owners in an attempt to place All Day Energy Spray® in their retail stores, none of these efforts were ultimately successful.  As a result, our marketing agreement with Impact Foods Sales Corp. has now expired and there are no plans to renew the contract now or in the future.

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

As a result of winding down our marketing efforts with respect to Active UpLift®, we had, and will have, less than anticipated sales and gross revenue during this 2010 year. This is because we have, to a large degree, been overly side-tracked on developing product and have otherwise been devoting more time and energy to the completion of EpiGaia™, a third product.  These efforts to complete this new product, and, at the same time, obtain the necessary intellectual property protections, significantly detracted from our ability to concentrate on increasing sales of All Day Energy Spray®. Because All Day Energy Spray®. is a new product, however, we have no any way of knowing or predicting what sales might be.  As of the date of this report, we are marketing All-Day-Energy Spray® in 4 Maverick convenience stores in Cache Valley, Utah.

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

Our Websites.

During our fourth quarter of last year, we redesigned our UpLift website and added three other website addresses for the convenience of our eCommerce customers.  Along with our principal web addresses www.upliftnutrition.com and www.upliftenergy.com, we have created www.alldayenergyspray.com and www.EpiGaia.com, as additional platforms from which to promote these two new products.   That is to say, we have created new websites specifically designed to market our EpiGaia™ and All Day Energy Spray® products, websites that have only recently been launched.  As of now, we offer both Active UpLift® and All Day Energy Spray® directly on our websites and eventually plan to offer EpiGaia ™ on all of them as well.  We have spent an enormous amount of time and energy on these websites and encourage any investor or interested person to visit them.

Inventory.

As of June 30, 2010, inventory consisted of $36,610 in raw materials, which includes our newly redesigned 14-pack display boxes, $13,039 in finished goods, and $11,063 in consigned inventory. Consigned inventory represents cost of product shipped to customers, for which we cannot recognize revenue until the right of return expires or we are able to reasonably estimate returns based on historical experience.

As of the date of this document, we have in inventory, 531 boxes (each box contains 14 packets ) of our “new” Active UpLift® apple-cinnamon cold or hot flavor drink, and 391 boxes of the original Active UpLift® raspberry-lemonade flavored drink .

As of the end of our quarter, we had, on hand, bottles of All Day Energy Spray® as follows: 2,031 Citrus flavored bottles, 2,487 Grape flavored bottles, 2,054 Mint flavored bottles, and 2,619 Cinnamon flavored bottles. On June 30, 2010, we had 1 kilo of EpiGaia™ in our inventory.

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

Up until the end of 2009, our All-Day-Energy Spray® product was mixed and packaged by DaiShin Packaging in Springville, Utah. In this first quarter of 2010, we contracted with Mtn. View Packaging, a new mixing and packaging company that we wanted to re-fomulate and re-package All Day Energy Spray®. We were very satisfied and would use them again, if necessary.

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

Our Business Plan over the Remainder of the Year.

As a result of the recession and people tightening their belts and not spending as much money, we have had a difficult time generating sales for Active UpLift®.  As a result, and as stated above, we have decided to concentrate our advertising and marketing efforts on All Day Energy Spray® . To accomplish this, we have completely updated and expanded our existing websites, and even added three more to our marketing strategy, making a total of four websites available for advertising, marketing and sales. Though these websites, we have been offering and will continue to offer our Active Uplift® product on a “try it free” promotional effort to anyone who wants the product. Any order placed through this program from the internet will receive a 14 pack “combo” box of Active Uplift® containing 7 packets of Raspberry Lemonade flavor and 7 packets of Apple Cinnamon for free. All the person needs to do is pay for the shipping charges.

Because we had begun tapering off our efforts to promote Active UpLift® during the latter half of 2009, and because of our desire to concentrate our marketing efforts on our newest product, All Day Energy Spray®, we signed a marketing agreement with Impact Food Sales during the third quarter of 2009 to aggressively market All Day Energy Spray® to convenience and quick stop stores, fitness centers and retail grocery stores throughout the State of Utah and eventually the entire United States.  Unfortunately, Impact Food Sales was unable to help us and that agreement has now expired.

We have also been in discussions with large distribution groups outside of the US to contract with them to distribute All Day Energy Spray® outside of the US.  During the remainder of the fiscal year, we will actively pursue enhancing sales of All Day Energy Spray®. As stated above, sales of Active UpLift® have NOT been promising during these tougher economic times but we will continue to offer it for sale and once the economy turns around, we will consider re-starting a new marketing campaign in regard to it, assuming that funds are available for such purpose.  Currently, we do not have funds for that purpose, particularly considering that there is an enormous amount of competition in the energy drink consumption market.

Our more urgent plan over the next 12 months is to do what is necessary to raise advertising capital.  Only then will we be able to get into a large retail chain store on a long-term basis. No assurance can be made that we will be successful in this regard.

Our Current Marketing/Advertising Strategy.

As disclosed above, we have changed directions during the last six months and have decided to concentrate our marketing efforts on All Day Energy Spray® instead of Active Uplift® or EpiGaia™. In this regard, we are concentrating our new marketing efforts in several areas.  First, we are concentrating on website advertising and marketing through several new websites and otherwise keeping all of our websites updated and fully functional. Through these efforts, we have now started a marketing effort on various popular and more significant search engines.  Secondly, as a result of our 10 store sales market test in various Maverick convenience stores, we have entered into an agreement with Crowell Advertising to help establish a marketing and advertising template or plan that can be used throughout established regions in the US. We know that modification for each region will be needed but we are hopeful that the new template for All Day Energy Spray® will become well known and in time, increase or enhance our name recognition as necessary to increase sales.

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

-- respond to competitive developments and maintain our distinct brand identity

-- form and maintain relationships with strategic partners, particularly retail food stores and outlets

-- provide quality customer service

-- continue to develop and upgrade our services and technologies

Our Immediate Ability to Be Placed in Retail Stores.

Because we already feature our 2 principal products in a colored retail box with a bar code (see our website, www.upliftnutrition.com, which carries pictures of our box), we are one step ahead of the overall retail process.  In other words, we are already set up to be carried, right now, in large retail chain stores.  We believe this is a significant milestone or accomplishment that we have already achieved in that many companies sell their products on the Internet without having a colored retail box and bar code for retail purposes.  Without this asset, one’s product isn’t capable of being carried in a retail store.

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

We do NOT intend to use or hire any employees or other consultants, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they are needed and can be obtained for minimal cost or on a deferred payment basis. Other than our website maintenance technician that we shall continue to use to update or revise our websites as it becomes necessary, we are not currently aware of any situation in which we would need an outside advisor or consultant.

Express Obligation of Our Principal Shareholder to Finance Us and Our Business Plan Over at least the 12 Months.

As has been previously reported in our Edgar filings, our principal shareholder, Uplift Holdings, intends to provide us with sufficient funding, throughout this fiscal year, to keep us current in our SEC reporting obligations.  This does NOT include advancing us the funds necessary to embark on a national advertising campaign.  The only caveat with regard to this commitment is if it is determined by us and our majority shareholder that our business plan will NOT work and cannot succeed.  If that occurs, and we can make no prediction about whether it will occur or not, our majority shareholder will likely elect to cease funding us. We have NOT entered into any formal, written agreement with Uplift Holdings that contractually binds or obligates it, in writing, to fund us for the next year, though we consider this commitment on its part to be a legal obligation upon which we and our shareholders have heretofore been able to rely. Having said this, we will nonetheless be required to continue to evaluate our business plan. At the expiration of this fiscal year, or earlier, and assuming that we have not been able to obtain the needed capital to expend on advertising, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Uplift Holdings will then have to evaluate whether, and to what extent, it wants to continue to fund our continued existence as a fully reporting company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

Management's Quarterly Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2010, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

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

Changes in Internal Control over Financial Reporting.

In response to management’s assessment as of June 30, 2010 and also due to material weaknesses found in the Company’s annual report, the Company and management have implemented the following changes to internal control over financial reporting and believe that these additional controls will mitigate future breakdowns in internal control. During the second quarter of last year, we contracted with an outside accountant to take over some of the financial record keeping duties previously performed by the president.  This individual has been performing bookkeeping services and has past experience with manufacturing companies. The Company has also implemented more post-closing procedures and reconciliation to meet compliance requirements. The Company believes that this individual and these additional procedures will help to better address and mitigate those deficiencies noted in the Company’s prior reports.

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

UPLIFT NUTRITION, INC. (Issuer)

Date:	August 12, 2010	By:	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 12, 2010	By:	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Date:	August 12, 2010	By:	/s/Edward Hall
Edward Hall Chairman of the Board