Form 10-Q
period 2010-09-30
Uplift Nutrition, Inc.
filed 2010-11-02
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the third quarter ended September 30, 2010

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of October 29, 2010
Common Capital Voting Stock, $0.001 par value per share	27,951,944 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

(UNAUDITED)

CONTENTS

PAGE

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

6

Notes to Unaudited Financial Statements

     7

UPLIFT NUTRITION, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,094	$6,475
Accounts receivables, net	572	572
Inventory	58,850	65,131
Total Current Assets	60,516	72,178

Property and Equipment, net	1,548	2,376

Other Assets
Intangible assets, net	12,979	22,862
Total Other Assets	12,979	22,862
Total Assets	$75,043	$97,416

LIABILITIES AND STOCKHOLDER’ DEFICIT
Current Liabilities
Accounts payable	$22,380	$35,390
Accrued interest payable - related party	99,180	63,837
Deferred revenue	15,325	15,325
Stockholder advances	486,862	584,362
Total Current Liabilities	623,747	698,914

Total Liabilities	623,747	698,914

Stockholders' Deficit
Common stock; $0.001 par value, 100,000,000 shares authorized 27,951,944 and 24,766,944 shares issued and outstanding, respectively	27,952	24,767
Additional paid-in capital	721,033	564,054
Deficit accumulated during development stage	(1,297,689)	(1,190,319)
Total Stockholders' Deficit	(548,704)	(601,498)

Total Liabilities and Stockholders’ Deficit	$75,043	$97,416

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,		From Inception on March 7, 2005 Through September 30,
	2010	2009	2010	2009	2010
Net Revenues	$160	$199	$335	$1,419	$12,680
Operating expenses
Cost of sales	74	2,538	156	3,646	25,590
Marketing	1,134	51,557	10,062	83,896	203,517
Consulting and professional fees	10,491	16,331	37,056	65,155	461,403
Other general and administrative	6,053	9,976	23,414	33,684	287,196
Salaries and wages	-	-	-	-	215,250
Provision for non-collectible receivables	-	-	-	-	12,480
Total Operating Expenses	17,752	80,402	70,688	186,381	1,205,436
Loss from Operations	(17,592)	(80,203)	(70,353)	(184,962)	(1,192,756)
Other Income (Expenses)
Loss on disposal of assets	-	-	-	-	(1,764)
Interest expense – related party	(12,749)	(10,118)	(37,017)	(26,979)	(103,169)
Total Other Income (Expenses)	(12,749)	(10,118)	(37,017)	(26,979)	(104,933)
Loss Before Income Taxes	(30,341)	(90,321)	(107,370)	(211,941)	(1,297,689)
Income Tax Expense	-	-	-	-	-
NET LOSS	$(30,341)	$(90,321)	$(107,370)	$(211,941)	$(1,297,689)

Basic and Diluted:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted-average shares outstanding	24,801,564	24,216,994	24,778,611	24,216,994

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

CONDENSED  STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,		From Inception March 7, 2005 Through September30,
	2010	2009	2010
Cash flows from operating activities

Net loss	$(107,370)	$(211,941)	$(1,297,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,711	3,834	15,801
Stock issued for services	-	-	545,750
Provision for accounts receivable	-	-	12,480
Loss on disposal of website	-	-	1,764
Changes in operating assets and liabilities:
Inventory	6,281	(12,897)	(58,850)
Prepaid expenses	-	4	-
Accounts receivable	-	(562)	(13,052)
Deferred revenue	-	(6,477)	15,325
Accounts payable	(13,010)	43,697	22,010
Accrued interest- related party	37,007	26,972	100,844
Net cash used in operating activities	(66,381)	(157,370)	(655,617)

Cash flows from investing activities
Purchases of fixed assets	-	(3,296)	(3,296)
Payments for website development	-	(22,754)	(23,061)
Payments for indefinite-life intangible assets	-	(1,700)	(5,735)
Net cash used in investing activities	-	(27,750)	(32,092)
Cash flows from financing activities
Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,441
Net advances from shareholders	61,000	180,937	645,362
Net cash provided by financing activities	61,000	180,937	688,803
Net Increase (Decrease) in cash and cash equivalents	$(5,381)	$(4,183)	$1,094
Cash and Cash equivalents, beginning of period	6,475	4,183	-
Cash and cash equivalents, end of period	$1,094	$-	$1,094
Supplemental cash flow information
Cash payments for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash financing activity:
Stock issued for conversion of debt	$160,164	$-	$160,164

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Condensed Financial Statements

September 30, 2010

NOTE 1 -BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K/A filed on August 3, 2010.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

NOTE 2 -GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,297,689 from May 7, 2005 (inception) through September 30, 2010.  Current liabilities exceeded current assets by $563,231 at September 30, 2010.  The Company has recognized minimal revenue during its developmental stage (from May 7, 2005 (inception) through September 30, 2010), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3-      RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010, a related party loaned the Company $61,000.  This addition to the existing principal balance the loan has an annual interest rate of eight percent (8.00%) and is due on demand.  Total principal amounts due to this related party as of the period ended September 30, 2010 was $486,862 with accrued interest of $99,180.

NOTE 5-      STOCK ISSUANCES

During the nine months ended September 30, 2010, the Company converted $160,164 in stockholders advances and interest into 3,185,000 shares of common stock.  The stock was valued at $0.05 per share.

NOTE 6-      SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of September 30, 2010 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

We are a start-up, internet-based eCommerce company that offers and sells a new natural energy and health drink called Active UpLift® in two different flavors and an energy spray called All-Day Energy Spray®.  We have other products that we have also developed but to date, we have lacked the advertising capital to introduce them to the public and market them in a significant way.

In addition to offering our products for sale on-line, we continue to do what is necessary to get our principal 2 products carried in retail grocery and health food stores around the country.  This is exceptionally difficult since we currently lack the advertising capital necessary to maintain any such presence.  While we have made substantial progress in this regard over the last two years, our ability to stay in a retail store without a significant and continued advertising budget is limited.  As a result of our past retail store placement successes, we are uncertain at the present time about the extent to which we will rely on the Internet for the majority of our business.  Our four (4) websites, namely, www.upliftnutrition.com, www.upliftenergy.com, www.alldayenergyspray.com, and www.EpiGaia.com, each offer and sell both Active UpLift® and All-Day Energy Spray®.

The first product we developed for commercial sale, Active UpLift® , was only suitable for offer and sale in interstate commerce, and on a retail basis, as recently as four  years ago.  At the same time, our other product, All Day Energy Spray®, was only recently developed for offer and sale within the last 20 months.  Because these products have so recently come to market, we have not yet been able to generate significant revenue.

During the quarter, we did not ship any cases of Active UpLift® to re-stock supplies in any Albertsons, Ralphs stores in Southern California, or local Harmon’s grocery stores. As of the date of this document, we also did not ship any additional cases of Active UpLift® to the Albertsons distribution center in Oklahoma for the purpose of re-stocking Albertsons grocery stores throughout Colorado and Arizona.  What product is not sold out of the cases we have shipped can be returned to us by the retailer and the retailer’s account with us is credited accordingly.   During the quarter, we did not ship any more Active UpLift® product to any Albertsons stores in Florida, Texas, Arizona or Colorado, nor did we ship any more cases to Ralphs or Harmon’s grocery store chains.  In fact, for want of advertising capital, most of these stores are reluctant to continue to carry any of our product.  At this time, we are unable to determine the volume of Active UpLift® inventory remaining in their stores or warehouse to estimate total returns.  The reason we have been dropped from some out-of-state grocery store chains is the result of our  lack the financial resources and our overall inability to support the necessary promotion that these stores require, not to mention the manpower necessary to keep up with various in-store marketing demands.

Aside from Active UpLift®, our principal intention, at this point, is to try and do what is necessary to get our second product, All-Day Energy Spray® carried in retail convenience and grocery stores around the country.  We say this because we believe there is a substantially better market for All-Day Energy Spray®  as opposed to Active UpLift®. This is because there is more competition with a product like Active UpLift®. On the other hand, a product like All-Day Energy Spray® does not have substantial competition.

Because our more recent retail marketing efforts of All-Day Energy Spray® have not been as successful as we would have hoped, even in light of current economic conditions, we have tried to become more aggressive in internet marketing for both Active UpLift® and All Day Energy Spray®. During our third quarter ended September 30, 2010, we generated or realized nominal revenue net of discounts and coupons from sales of Active UpLift® and All-Day Energy Spray®. This lack of internet sales was due, in large part, to our lack of internet advertising.

Assuming that advertising capital becomes available for such purpose, we hope to follow our current marketing strategy with an aggressive national marketing and advertising campaign for All-Day Energy Spray®.  What we anticipate budgeting for this type of expense is set forth in our budget for 2010 contained in our last Annual Report on Form 10-K filed on Edgar.  Reference is thus made to that document.  These promotional activities include not only advertising dollars but contribution of product samples, give-a ways, promotional and retail store cooperative advertising. Our total promotions and marketing expenses were $10,062 for the nine months ended September 30, 2010 compared to $83,896 for the nine months ended September 30, 2009.

Cost of goods sold were minimal as a result of low sales and amounted to $156 and $3,646 for the nine months ended September 30, 2010, and 2009, respectively.

Consulting and professional fees were $37,056 and $65,155 for the nine months ended September 30, 2010 and 2009, respectively.

General and administrative expenses were $23,414 and $33,684 for the nine months ended September 30, 2010 and 2009, respectively.

Selected Financial Data.

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful.  Reference is made to Part I above and our audited financial statements included in Part F/S of our 2009 Annual Report on Form 10-K recently filed on Edgar.  Reference is also made to the section immediately below titled “Liquidity and Capital Requirements.”  We are still a development stage company and due to current economic conditions, we have decided, for the time being, to curtail concentrating on retail sales of Active UpLift®, and further, given that our newest product, All Day Energy Spray® has only recently been made available for retail sale, we have only generated or realized nominal revenues from our operations through the end of our third quarter of 2010.  Our lack of substantial revenue and sales is currently a result of not yet having established normalized operations that would generate significant revenue or establish a pattern of expenditures that correlate with revenue.

Since our emergence 5  years ago from several years of dormancy, we have incurred significant accounting costs and other expenses and fees in connection with reactivating ourselves, acquiring Nu Mineral Health, a Wyoming limited liability company, the preparation and filing of our Form 10-SB registration statement in 2007, the recent preparation and filing of our Annual Report on Form 10-K, and otherwise continuing to be current in our reporting obligations with the U.S. Securities and Exchange Commission (“Commission”). Funding of these and other expenses is from working capital provided by our majority stockholder, namely, Uplift Holdings, LLC, an entity which, because of its controlling ownership interest in us, has an obvious vested interest in seeing us successfully market our current and new products.

Liquidity and Capital Requirements.

During the nine months ended September 30, 2010, our current assets decreased by approximately $11,700 to approximately $60,500, primarily due to a decrease in cash of approximately $5,400 and a decrease in inventory of approximately $6,300.  During the same time frame, total assets decreased approximately $22,400 from approximately $97,400 to approximately $75,000, primarily from the decrease in intangible assets due to amortization.

During the nine months ended September 30, 2010, current liabilities decreased from approximately $698,900 to approximately $623,700, an approximate $75,200 decrease.  There are several factors that contributed to this net decrease in current liabilities during the nine month period.  These include but are not limited to a decrease of approximately $97,500 in advances from shareholders, an increase of approximately $35,300 in accrued interest payable to related parties, and a decrease in accounts payable of approximately $13,000.  In September of 2010, the Company converted approximately $160,000 in advances from shareholders and accrued interest into 3,185,000 shares of common stock.

Deferred revenue remained unchanged since December 31, 2009. Deferred revenues represent our products in retail locations for which we have been paid but the right of return has not yet lapsed and for which we are unable to estimate our rate of return in order to record the revenue.

Our sales during the first nine months of 2010 decreased by approximately $1,100 as compared to the first nine months of 2009.  Our cost of sales during the first nine months of 2010 decreased by approximately $3,500 as compared to the same period last year.   For the nine months ended September 30, 2010, our total operating expenses decreased by approximately $116,000 or approximately 62% as compared to the nine months ended September 30, 2009.

As of September 30, 2010, our cash balance in our checking account was $1,094.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is provided by our majority shareholder.

The continuation of our current plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.   During the nine months ended September 30, 2010, our majority shareholder, Uplift Holdings, loaned or advanced us an additional $61,000. Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such. Uplift Holdings’ loans are considered or designated by us as "advances," inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest on the on-going balance, we currently have no way of paying any interest payments to Uplift Holdings.  As of September 30, 2010, we have accrued approximately $99,200 in interest due and owing stockholders. In the event we modify our oral agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments.  Though we have nothing definitive in writing with our majority shareholder other than a convertible promissory note covering moneys it has advanced us and may continue to advance us, we have considered Uplift Holdings’ obligation to advance us the money necessary to be “current” in our Edgar filings a legal obligation of it upon which both we and investors have been able to rely.  We do not believe, however, that this commitment on the part of Uplift Holdings is open-ended.  As of September 30, 2010, stockholder advances and accrued interest totaled approximately $586,000.

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

We believe that a year period is consistent with the disclosure in our PLAN OF OPERATION described below in that we believe that within 1 year, we should be able to successfully carry out our business plan if we can find sufficient advertising capital on acceptable terms. If a determination is made by management that we will NOT be successful and that our business plan is or will be a failure for reasons which we can only imagine—something that has not yet occurred— our majority shareholder will likely elect not to advance us any more funds.  See the section titled "PLAN OF OPERATION" below. Having said this, we are unable to guarantee that by the end of the fiscal year, and assuming that our business plan is NOT by then successful, that our majority shareholder will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that our majority shareholder will NOT continue to advance us funds beyond the end of the year, particularly if it appears that we will indeed be able to successfully carry out our business plan if we continue beyond this year. If our majority shareholder does not desire to loan or advance us sufficient funds for us to continue for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.  It is possible, however, that we would consider a private placement of our shares, the form of which we also cannot predict or determine at this time.

Current Status.

During the quarter, we did not market All Day Energy Spray® in any retail convenience stores.  However, during the quarter, a door-to-door marketing group did obtain display racks of product from us to be consigned in local convenience stores.  Other than these efforts, we are primarily marketing the product on-line through our various websites.   All Day Energy Spray® is an energy spray product on which we completed development during the third quarter of our last fiscal year.

Active UpLift®, our health and energy drink, comes in a powder that is mixed with water.  Other than our marketing this product on-line, this product is currently only featured in some Harmon’s grocery stores in Utah and some Ralph’s grocery stores in Southern California.  This product comes in two flavors, Active UpLift® – Raspberry Lemonade and Active UpLift® – Apple Cinnamon

PLAN OF OPERATION.

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

Our principal business plan, which had been to promote, market and sell our unique powdered natural energy and health drink, Active UpLift®, through traditional retail distributors, has changed. Because of the success of the 10 store market test of our newly developed All Day Energy Spray® and the large number of retail distribution inquiries we have received, we have decided to focus our marketing efforts and finances on the distribution and sale of All Day Energy Spray®.  The best markets for our spray product are on-line and in retail convenience stores which utilize point of sale marketing.  Unfortunately, with the current recession, we have not been able to generate significant sales of our first product, Active UpLift® and one large retail grocery store chain has sent product back to us.  Because we have come to the realization that our principal product, Active Uplift® , has substantial industry competition, we have decided to focus our marketing energy and resources on All Day Energy Spray®. This product does not face the direct competition in the marketplace that an energy drink does.

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

As a result of winding down our marketing efforts with respect to Active UpLift®, we had, and will have, less than anticipated sales and gross revenue during this 2010 year. This is because we have, to a large degree, been overly side-tracked on developing product and have otherwise been devoting more time and energy to the completion of EpiGaia™ , a third product.  These efforts to complete this new product, and, at the same time, obtain the necessary intellectual property protections, significantly detracted from our ability to concentrate on increasing sales of All Day Energy Spray®. Because All Day Energy Spray®. is a new product, however, we have no any way of knowing or predicting what sales might be.  As of the date of this report, we are primarily marketing All-Day-Energy Spray® on-line through our websites.

Our principal goal during 2010 is to raise capital in some fashion in order to embark on a serious advertising campaign in conjunction with a large retail chain store, many of whom we have contacted and communicated with for this purpose. As disclosed above, we are continuing to investigate the possibility of  further “securitizing” our debt  (i.e., accounts payable) and then allowing the debtor to exchange the debt securities for common stock.  This would not only reduce our debt but if our majority shareholder was cashed out of much of its debt, we believe it might be willing to continue to advance us additional funds for this and other purposes.

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

Inventory.

As of September 30, 2010, inventory consisted of $36,606 in raw materials, which includes our newly redesigned 14-pack display boxes, $11,009 in finished goods, and $11,235 in consigned inventory. Consigned inventory represents cost of product shipped to customers, for which we cannot recognize revenue until the right of return expires or we are able to reasonably estimate returns based on historical experience.

As of the date of this document, we have in inventory, 510 boxes (each box contains 14 packets ) of our “new” Active UpLift® apple-cinnamon cold or hot flavor drink, and 300 boxes of the original Active UpLift® raspberry-lemonade flavored drink .

As of the end of our quarter, we had, on hand, bottles of All Day Energy Spray® as follows: 1,224 Citrus flavored bottles, 2,004 Grape flavored bottles, 1,668 Mint flavored bottles, and 2,292 Cinnamon flavored bottles. On September 30, 2010, we had 1 kilo of EpiGaia™ in our inventory.

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

Up until the end of 2009, our All-Day-Energy Spray® product was mixed and packaged by DaiShin Packaging in Springville, Utah. During the first quarter of 2010, we contracted with Mtn. View Packaging, a new mixing and packaging company that we wanted to re-formulate and re-package All Day Energy Spray®. We were very satisfied and would use them again, if necessary.

Our EpiGaia™ health drink product, a product that is currently not for sale to the public, has been mixed and packaged by Harmony Concepts.

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

We have also been in discussions with large distribution groups outside of the United States to contract with them to distribute All Day Energy Spray® outside of the U.S.  During the remainder of the fiscal year, we will actively pursue enhancing sales of All Day Energy Spray®. As stated above, sales of Active UpLift® have NOT been promising during these tougher economic times but we will continue to offer it for sale and, once the economy turns around, we will consider re-starting a new marketing campaign in regard to it, assuming that advertising and promotional funds are available for such purpose.  Currently, we do not have funds for those purposes, particularly considering that there is an enormous amount of competition in the energy drink consumption market.

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

-- expand the products and services offered on our various websites

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

(5) through contacting and then supplying retail food stores across the country, including health food stores, with our product, either on consignment basis or, on a high volume discounted basis for which they will pay us in advance; and

(6)  through the giving of product demonstrations in store locations and shopping malls.

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

In implementing our business plan, we are holding expenses to a minimum and we plan to obtain expert and other services on a contingency basis if and when needed. Until now when we need advertising capital, we have not had a particular or specific need for any outside experts, advisors or consultants. If we engage outside advisors or consultants for any particular purpose, we will have to make a determination as to how such persons will be compensated. Other than a consulting agreement we entered into with Mirador Consulting Group in Boca Raton, Florida, as disclosed in earlier Edgar filings, we have NOT made any arrangements or definitive agreements as yet to use outside experts, advisors or consultants for any reason. This is because, so far, we have not needed to. We do have a website technician whom we have hired to, among other things, enhance our html source or description codes, namely, Keywords, on our website so that information is more easily susceptible to Yahoo! and Google's search "crawler" or “spider.”

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

Item 4.  Controls and Procedures.

Management's Quarterly Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that, as of September 30, 2010, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

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

Changes in Internal Control over Financial Reporting.

In response to management’s assessment as of September 30, 2010 and also due to material weaknesses found in the Company’s annual report, the Company and management have implemented the following changes to internal control over financial reporting and believe that these additional controls will mitigate future breakdowns in internal control. Last year, we contracted with an outside accountant to take over some of the financial record keeping duties previously performed by our president.  This individual has been performing bookkeeping services and has past experience with manufacturing companies. The Company has also implemented more post-closing procedures and reconciliation to meet compliance requirements. The Company believes that this individual and these additional procedures will help to better address and mitigate those deficiencies noted in the Company’s prior reports.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Well over six months ago and in some cases over a year ago, our principal stockholder and creditor, Uplift Holdings, sold and assigned $150,000 of its convertible promissory note, plus accrued interest, to 3 separate investors in exchange for $150,000 in cash.  These investors thereby acquired their own separate convertible notes.  On September 28, 2010, these 3 investors exercised their right of conversion and converted the debt owed to them into common capital stock at 5 cents per share, all as permitted under Rule 144(d)(3)(ii) of the General Rules and Regulations of the Commission.  In doing so, our board of directors approved a resolution authorizing this conversion at the 5 cent per share conversion price.  This has resulted in the issuance of a total of 3 million common capital shares to such persons on such date and the elimination of $150,000 worth of debt on our balance sheet.  See Notes in Item 1 above.  This explains why there are 3 million more shares issued and outstanding as of this quarter end than were issued and outstanding at the end of the previous quarter.

At the end of the quarter, the Company converted $9,273 of debt owed to its president, Gary Lewis, to 185,000 “restricted” shares of common capital stock.  This conversion was done at a price of approximately 5 cents per share.  This has added 185,000 shares to our total number of issued and outstanding shares and eliminated $9,273 worth of debt, plus accrued interest, from the notes payable item on our balance sheet.

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

UPLIFT NUTRITION, INC. (Issuer)

Date:	November 1, 2010	:	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 1, 2010	:	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Date:	November 1, 2010	:	/s/Edward Hall
Edward Hall Chairman of the Board