Form 10-Q/A
period 2010-09-30
Uplift Nutrition, Inc.
filed 2011-01-26
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 25, 2011
Common Capital Voting Stock, $0.001 par value per share	45,451,944 shares*

*

This number has increased significantly because in late December 2010, our principal creditor, Uplift Holdings, LLC., converted approximately $350,000 worth of convertible debt into approximately 17,500,000 shares of common stock.

Reasons for Filing this Amended 10-Q/A

On December 14, 2010, we received a letter from the Commission advising us that we had deficiencies in our disclosure in Item 4(T), Part I, of our November 2, 2010, Form 10-Q and also in our Exhibit 31 to the same document, namely, the language in Mr. Gary Lewis’s Section 302 Sarbanes-Oxley certification.  We have corrected those deficiencies in this Amended Form 10-Q/A.

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

UPLIFT NUTRITION, INC.

[A Development Stage Company]

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,		From Inception on March 7, 2005 Through September 30,
	2010	2009	2010	2009	2010
Net Revenues	$160	$199	$335	$1,419	$12,680
Operating expenses
Cost of sales	74	2,538	156	3,646	25,590
Marketing	1,134	51,557	10,062	83,896	203,517
Consulting and professional fees	10,491	16,331	37,056	65,155	461,403
Other general and administrative	6,053	9,976	23,414	33,684	287,146
Salaries and wages	-	-	-	-	215,250
Provision for non-collectible receivables	-	-	-	-	12,480
Total Operating Expenses	17,752	80,402	70,688	186,381	1,205,436
Loss from Operations	(17,592)	(80,203)	(70,353)	(184,962)	(1,192,756)
Other Income (Expenses)
Loss on disposal of assets	-	-	-	-	(1,764)
Interest expense – related party	(12,749)	(10,118)	(37,017)	(26,979)	(103,169)
Total Other Income (Expenses)	(12,749)	(10,118)	(37,017)	(26,979)	(104,933)
Loss Before Income Taxes	(30,341)	(90,321)	(107,370)	(211,941)	(1,297,689)
Income Tax Expense	-	-	-	-	-
NET LOSS	$(30,341)	$(90,321)	$(107,370)	$(211,941)	$(1,297,689)

Basic and Diluted:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted-average shares outstanding	24,801,564	24,216,994	24,778,611	24,216,994

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

During the nine months ended September 30, 2010, current liabilities decreased from approximately $698,900 to approximately $623,700, an approximate $75,200 decrease.  There are several factors that contributed to this net decrease in current liabilities during the nine month period.  These include but are not limited to an decrease of approximately $97,500 in advances from shareholders, an increase of approximately $35,300 in accrued interest payable to related parties, and a decrease in accounts payable of approximately $13,000.  In September of 2010, the Company converted approximately $160,000 in advances from shareholders and accrued interest into 3,185,000 shares of common stock.

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

Our principal business plan, which had been to promote market and sell our unique powdered natural energy and health drink, Active UpLift®, through traditional retail distributors, has changed. Because of the success of the 10 store market test of our newly developed All Day Energy Spray® and the large number of retail distribution inquiries we have received, we have decided to focus our marketing efforts and finances on the distribution and sale of All Day Energy Spray®.  The best markets for our spray product are on-line and in retail convenience stores which utilize point of sale marketing.  Unfortunately, with the current recession, we have not been able to generate significant sales of our first product, Active UpLift® and one large retail grocery store chain has sent product back to us.  Because we have come to the realization that our principal product, Active Uplift® , has substantial industry competition, we have decided to focus our marketing energy and resources on All Day Energy Spray®. This product does not face the direct competition in the marketplace that an energy drink does.

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

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

As of September 30, 2010, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

UPLIFT NUTRITION, INC. (Issuer)

Date:	January 26, 2011	:	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	January 26, 2011	:	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Date:	January 26, 2011	:	/s/Edward Hall
Edward Hall Chairman of the Board