Form 10-K
period 2010-12-31
Uplift Nutrition, Inc.
filed 2011-03-30
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes [  ]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

As of the close of business on December 31, 2010, our fiscal year-end and as of the date of this annual report, the aggregate market value of the voting stock held by non-affiliates, an amount consisting of a total of 8,211,683 shares or approximately 18% of our total number of issued and outstanding shares, was considered by us to have a value of $328,467 or $0.04 per share.  This valuation is based on the year end market price of our stock, which was approximately $0.04 per share.  Our stock is quoted on the OTC Bulletin Board under the symbol UPNT.OB.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

As of the date of this document, the Issuer had a total of 45,451,944 common capital shares issued and outstanding of which 37,188,602 are either "restricted” or “control shares” and otherwise owned and held by officers, directors, insiders and affiliates. This figure of 37,188,602 “restricted” or “control” shares includes 148,602 shares owned and held individually by the principal of our majority stockholder as of December 31, 2010.  The figure of 37,188,602 shares represents 82% of our total number of issued and outstanding shares.  See Item 12 of Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

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

TABLE OF CONTENTS

PART I

ITEM 1.    BUSINESS.                                                                                                                  4

                                                                                                                                                                                                        4

ITEM 1A.  RISK FACTORS.                                                                                                      10

ITEM 1B.  UNRESOLVED STAFF COMMENTS                                                                     10

ITEM 2. PROPERTIES.                                                                                                               10

ITEM 3. LEGAL PROCEEDINGS.                                                                                             11

ITEM 4. (REMOVED AND RESERVED)                                    11

PARTII                                                                                                                                                                                                     12

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.                                      12

ITEM 6.  SELECTED FINANCIAL DATA                                                                                15

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS.                                                                                         15

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.24

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA.                                  25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.                                                                40

ITEM 9A.  CONTROLS AND PROCEDURES.                                                                         40

ITEM 9B. OTHER INFORMATION.                                                                                         41

PART III                                                                                                                                                                                                  41

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE .                                                                   41

ITEM 11. EXECUTIVE COMPENSATION.                                                                             43

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                                           45

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.                                                                                                                     47

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.                                            48

PART IV                                                                                                                                                                                                 48

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.                                           48

PART I

ITEM 1.    BUSINESS.

Uplift Nutrition, Inc. (“Uplift” or “the Company”), a Nevada corporation, is a developer, manufacturer, marketer and seller of new natural energy and health products such as the health drink, Active UpLift®, a product that comes in two flavors. Our principal new product on which we completed development during the 2009 fiscal year is called All Day Energy Spray®.  During that same year, we also received a registered trademark on the new product from the U.S. Patent and Trademark Office.

All Day Energy Spray® uses a proprietary, natural energy formula called XYTINE™ and on which we have filed for an additional federal trademark or trade name with the U.S. Patent and Trademark Office.  On February 1, 2010, we received notice from our Canadian attorneys that our application for a Canadian trademark on XYTINE, Canadian Trademark Application No. 1441241, had been published in the Canadian Trademarks Journal.  Since then, nothing has occurred in this regard.  See Item 2 of this Part immediately below titled “PROPERTIES.”  Before All Day Energy Spray® can be sold in Canada, however, it must be licensed and approved.  That has not yet occurred.

Because we think a better market for it exists, we have concentrated our efforts on the sale of All Day Energy Spray® as opposed to Active UpLift®.  Unfortunately, we have lacked the advertising capital necessary to fully market the product as we would like.

Both Active UpLift® and All-Day Energy Spray® are currently marketed on a retail basis and also through our four (4) websites:   www.upliftnutrition.com, www.upliftenergy.com, www.alldayenergyspray.com, and www.EpiGaia.com,

While we have made several significant contacts in the retail food business over the last few years, we have been unable to seriously launch any of our products in any national convenience or other large food chain stores for want of capital for advertising.  This is the biggest problem we have faced during the last two fiscal years and the biggest problem we currently face.  That is to say, our principal and majority shareholder, Uplift Holdings, LLC (“Uplift Holdings”), lacks the ability to provide us with the thousands and thousands of dollars in advertising money necessary to support a product featured in national retail food chain stores.  As a result, All Day Energy Spray® is currently only featured in 4 stores in Cache Valley, Utah.  Active UpLift is no longer featured in any Harmons grocery stores in Utah.  During the fiscal year, we were featured in some Ralphs grocery stores throughout the west.  We do, however, offer and sell both products on the internet and internet sales have improved.  Our new green tea drink is fully developed but is not currently being marketed.  Our other new “super juice” drink, EpiGaia™, is also not being marketed at present, all for want of advertising capital.

Unless and until we can generate substantial advertising capital in some fashion, our ability to remain in business in our current form throughout the next year or longer is in doubt.

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

We are not involved in any joint venture with any other party. Other than the money we have been advanced by Uplift Holdings, our principal shareholder, we are not currently involved in any contract with any other person or entity, including any marketing or consulting agreements. We are, however, continuing to look at whether can enter into any advertising, marketing and vendor distribution agreements with various retailers and on what terms.  This is something that we are doing on an on-going basis in the ordinary course of our business.

Our principal shareholder, Uplift Holdings, continues to explore the prospect of selling additional amounts of its convertible debt to third parties in order to reduce the debt on our balance sheet and otherwise possibly generate additional capital, indirectly, for us.

As set forth in our balance sheet in Part F/S below, we, as of December 31, 2010, had $1,076 in cash and approximately $59,023 worth of material in inventory with which to make product.

We maintain executive offices or facilities at the office of our Chairman of the Board located at 252 West Cottage Avenue, Sandy, Utah 84070.  We do not pay rent for these office facilities because their use is only nominal. We formulate and manufacture our natural energy and health drink product, Active UpLift®, at the warehouse facilities of a health food packager known as Harmony Concepts located in Weber County, Utah. We now formulate and package All Day Energy Spray® through the Mtn. View Packaging Company located in Springville, Utah.  This is because DaiShin Packaging Company, our previous packager, went out of business in the middle of 2010.  We still have back up mixers, packagers or formulators, as necessary, in the event that these particular sources don’t work out for us.   For more information about our packagers, reference is made to the subheading in our PLAN OF OPERATION section below titled “Mixing and Packaging.”

 We do maintain a products liability insurance policy.

For and as of our year end, December 31, 2010, we had revenues of $524 with $15,325 in deferred revenue representing sales for which the right of return has not been determined or expired.  For and as of our fiscal year end, we did not have any retail grocery store chain sales with Ralphs, Albertsons, and Harmons.  We believe that our retail sales during all of 2010 were not as substantial as we would have wanted simply because we lack advertising capital. Management cannot predict whether we will ever be profitable even though there is admittedly a large market for some or all of our products.

As of December 31, 2010, we had a net working capital deficiency of $232,769. At the same time, we currently have a financial commitment for day-to-day operations through our majority shareholder, Uplift Holdings.  This commitment does NOT include providing the advertising capital necessary to become featured in large retain food chain stores.  Such a commitment would involve several thousands of dollars.  Uplift Holdings’ commitment is to provide us with sufficient working capital over at least the next year as necessary to continue to be “current” in our reporting obligations with the U.S. Securities and Exchange Commission (SEC).  This commitment may be less than one year if a determination is made during that period that our business plan cannot be successful.   We consider its generous commitment to keep us current in our reporting obligations for at least the next year a legal obligation, as does Uplift Holdings, even though we have no written agreement with it to this effect. We do not have a written agreement with Uplift Holdings to this effect because we believe that it has enough shares at this time and if we were to do so, such an agreement might require giving Uplift Holdings additional shares in the event that we default on our obligation to it, something that neither of us believes is necessary to provide for at this time.  If Uplift Holdings decides not to advance us additional funds for lack of its own capital and resources and yet our business prospects look positive or favorable, we may consider raising money by selling our common stock on a private placement basis.  Additional thought and consideration has been given to this prospect at this time but we have nothing to report in this regard.  If such occurs, existing shareholders would likely be substantially diluted.  Furthermore, if our majority shareholder’s remaining convertible debt was converted into common stock, as occurred in December of 2010, existing shareholders would also be substantially diluted.

Even though we have products for sale for which there is undoubtedly an enormous market, because of the start-up nature of our business, there exists substantial doubt regarding our ability to continue as a going concern. See Part F/S below. No assurance can be given that we will become successful or that we will generate enough capital from sales to continue to finance necessary advertising campaigns, let alone undertake new advertising campaigns such as advertising in food magazines or in a variety of health food and nutrition venues. In this regard, reference is made to our "Plan of Operation" section below.

Our stock transfer agent is Fidelity Transfer Company located at 8915 South 700 East, Suite 102, Sandy, Utah 84070, phone number 801-562-1300; fax number 801-233-0589.

As of the date of this document, we have 1,239 shareholders of record.  Fidelity Transfer Company has been our transfer agent since our initial public offering back in the 1950’s. We have but one class of stock issued and outstanding, that being common capital voting stock having a par value of $0.001 per share. As of the date of this document, there are 45,451,944 common capital shares issued and outstanding of which 100,000,000 common shares are authorized. We have no preferred shares authorized.  Our number of issued and outstanding shares increased substantially during the fiscal year because in order to retire over $500,000 of convertible debt on our balance sheet, we issued common stock to certain convertible debt holders.  As of our fiscal year end, we were left owing Uplift Holdings approximately $260,000.  Of the 45,451,944 common shares currently issued and outstanding, our current slate of officers and directors own and hold or control, directly and indirectly, a total of 37,240, 261 shares.  This figure represents 82% percent of our total number of issued common shares.  See Item 12 of Part III below.

Principal Products or Services Now Offered and Their Markets.

We are currently marketing All Day Energy Spray® in 4 Utah convenience stores and on-line through our website.  All Day Energy Spray® is an energy spray product on which we completed development during the fiscal year.

Active UpLift®, our health and energy drink, comes in a powder that is mixed with water.  This product is not currently featured in any retail chain stores (other than a few Ralphs stores in Southern California) and while it may have been featured in some retail grocery chain stores from time to time during the fiscal year, we did not generate any revenue in that regard. This product comes in two flavors, Active UpLift® – Raspberry Lemonade and Active UpLift® – Apple Cinnamon.

During our 2009 fiscal year, we completed the development of a new “Super Juice” known as EpiGaia™ and on which we later filed for a federal trademark and trade name.  During the 2009 fiscal year, we also completed the development of a “Green Tea Diet” energy drink.  Both of these products are currently “on hold” because we have come to the conclusion that it is best, for now, to focus our marketing efforts on All Day Energy Spray®.  Also, as repeatedly stated elsewhere herein, we currently lack necessary advertising capital and this makes it impractical for us to try and market more than one product at a time in any event.

During the our 2009 fiscal year, we created a website exclusively devoted to EpiGaia™, how it works, and what we believe it offers to the consumer.  Investors and interested parties are encouraged to visit www.EpiGaia.com.  In 2009, we spent considerable time and energy developing this sister website.

Distribution Methods of Our Products.

Our products, when carried in retail stores, have been distributed by large distribution outlets throughout our market areas and through company personnel locally. In the past, our Company representatives contact grocery distribution companies and/or retail outlets such as large and small grocery store chains as well as convenience stores and their distributors.   Much of this, however, is on hold pending our ability to raise or otherwise generate advertising and working capital.

Our efforts to get retail outlets interested in featuring our products have been as follows:  We first go to the retail company representative that are in charge of, or assigned to, our product category and introduce our products to them personally.  We then let them taste a sample and solicit any questions or comments from them that they might have. After that, they may or may not want to put our products on their shelves. If they do, we will receive a purchase order for whatever quantity they want to purchase. Then we ship that order to them either by commercial trucking or private carriers like UPS and/or Federal Express. Then, representatives of the distribution company or our own company representative goes store to store to check inventories and re-order when necessary.  As it is today, however, it is difficult for us to line up space in a retail store without a serious commitment to advertising.  It is for this reason that our products, or at least some of them, are not on retail shelves in any significant way.

Status of any Publicly Announced New Products or Services.

See the subheading above titled “Principal Products or Services Now Offered and Their Markets.”  The reader or an interested person is also invited to go to Yahoo! Finance, for example, or a similar stock search engine and review our press releases concerning our products and progress.

Government Regulation and Need for Governmental Approval of Principal Products or Services.

Because we do not sell a health or nutrition drink that makes any particular claim, our products are exempt from direct regulation by the federal Food and Drug Administration. We do not make any disease claims and therefore we are in compliance with FDA and FTC “truth in advertising” laws (http://www.ftc.gov/bcp/conline/pubs/buspubs/dietsupp.shtm).   Also our label follows FDA guidelines (http://vm.cfsan.fda.gov/~dms/supplmnt.html).  Other than state and federal securities laws and possible internet fraud or consumer fraud statutes that various states have enacted, we are not aware of any particular state or federal regulations that affect or impact our business.

Before All Day Energy Spray® can be sold in Canada, it must be licensed and approved by the Canadian government. That has not yet occurred.  At the same time, we are not currently marketing Active UpLift® in Canada and have no immediate intention of doing so.

Applicability and Impact of Sales Taxes

With respect to the collection of sales taxes, we were informed by the Utah State Tax Commission that because we maintain an office in Utah (even though we are a Nevada corporation), we must collect sales taxes from all Utah residents who buy our product.  We have obtained a Utah sales tax number for this purpose. Because we are a Nevada corporation, we are also considered to maintain an office in Nevada.  This means that we must also pay sales taxes for Nevada residents who buy our product.  We have applied for and received a Nevada sales tax number for this purpose.  Both states require filing quarterly sales tax returns.  Because we do not maintain an office in any jurisdiction other than Utah and Nevada, we are not, to our knowledge, required to collect sales taxes in or for any other jurisdiction. According to the Utah State Tax Commission, persons who buy our product outside of the State of Utah are supposed to pay a "use tax" to their own respective state taxing authority. Collecting sales or use taxes outside of the States of Utah and Nevada are therefore not our responsibility. Were we to open an office in another state, we would be required to collect sales taxes from purchasers of our product who reside in that state. At present, we only maintain an office in the State of Utah and technically, Nevada.  We will thus pay sales taxes in those two states to the extent we have purchasers of our product in those states.

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

Our principal energy drink product, Active UpLift® (see Item 2, “PROPERTIES” below) is unique in that it fits in the category of both an energy drink AND a health drink with NO added caffeine or sugar.

One of our competitor’s products, Ola Loa Energy Drink purports to be both an energy drink AND a nutrition drink. One important difference between this product and ours, however, is that Ola Loa is sweetened from fructose (sugar) and ours is not.  Another competitor, Emergen-C Energy Drink Powder, is mainly a Vitamin C boost and holds little, if any, specific natural energy components and has only a fraction of the daily nutrition components as contained in Active UpLift® (and Emergen-C contains added sugar). An up and coming popular product marketed by Lance Armstrong, FRS Powdered Energy Drink Mix, only indirectly promotes energy via antioxidants of which Active UpLift® contains several fold more than FRS (and FRS contains added caffeine).

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

2.

Market for All Day Energy Spray® and Competition.

Based on a 14-week, small market study we undertook in 10 local convenience stores, management determined that there is a viable and potentially huge market for All Day Energy Spray®, which competes directly with the number one energy shot product in the world, “5 Hour Energy Shot.”  That particular product sells somewhere between 5 million and 10 million bottles of product per week worldwide.  If we could capture just a small percentage of that market, All Day Energy Spray® could become a successful part of the energy drink/shot market.

Our product is similar to our principal competitor’s in that it is a small, portable bottle that delivers vitamins, herbs and/or caffeine as a dietary supplement for energy. However, it differs in that our product is delivered into the body via a mouth spray that not only allows for quick absorption, and possibly works faster, but it also doubles as a breath spray.  .

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

We have recently been working with Mtn. View Packaging in Lindon, Utah, to formulate and package our new energy spray product. We have identified both Wasatch Packaging and Kimac Packaging as back-up companies to mix, fill and package this new product in the event problems develop with Mtn. View Packaging.  Since our first encounter and manufacturing contract with an earlier packager, we have found numerous similar companies with the capability of doing everything necessary to successfully package our products. .  For this reason, we continue to explore other possible mixers and formulators in an attempt to find a more suitable and competitively priced manufacturer for All Day Energy Spray®.

See also the subheading in our PLAN OF OPERATION section below titled “Mixing and Packaging.”

Dependence on One or a Few Major Customers.

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.

We have no patents at the present time though we have a registered federal trademark or trade name of the two phrases Active Uplift® and All Day Energy Spray®, both of which represent product that we own and are marketing at the present time.  Our federal trademark on All Day Energy Spray® was issued by the U.S. Patent and Trademark Office during our 2009 fiscal year.

We currently have no franchises, concessions, royalty agreements or labor contracts.

As disclosed in earlier Edgar filings, we currently have one license agreement.  In 2009, we entered into a license agreement with one of our directors to market a new product, the formula for which was separately and independently developed by him.  Such product is a “super juice” drink, which we unveiled during the fiscal year and have named EpiGaia™.  We are not currently marketing this product for want of advertising funds and therefore, our plans with respect thereto are “on hold.”  This license agreement involves nominal consideration to this director as a result of his insider status and also because of his potential conflict of interest in this regard.

With regard to our new product, EpiGaia™, we are including the “TM” or trademark designation next to the name EpiGaia™ in that, on May 7, 2009, we applied, through intellectual property counsel, for a federal trademark and trade name with the U.S. Patent and Trademark office in Washington, D.C.  In addition to applying for a federal trademark and trade relative to the name “EpiGaia,” on the same date we also applied for a trade name and trademark for the names “Epigenic Health” and “Epigenic Wellness.”  These three (3) applications are identified by Serial Nos.77/.731,844, 77/731,917 and 77/731,888, respectively.   We intend to use the TM designation in connection with our use of any of these marks.  These three federal trademark applications are pending.  We have no way of knowing, at the present time if our applications will be granted, or, if they or any of them are, when that might occur.  All Day Energy Spray®, on which we have a federal trademark, uses a proprietary, natural energy formula called XYTINE™ and on which we have also filed for a federal trademark or trade name with the U.S. Patent and Trademark Office.  On February 1, 2010, we received notice from our Canadian attorneys that our application for a Canadian trademark on XYTINE, Canadian Trademark Application No. 1441241, had been published in the Canadian Trademarks Journal.  We currently have nothing further to report regarding this Canadian trademark application.  See also Item 2 of this Part immediately below titled “PROPERTIES.”

Research and Development Costs during the Last Two Fiscal Years.

During the year ended December 31, 2010, we spent a total of $1,063 on research and development compared to $1,711 during the year ended December 31, 2009.

Costs and Effects of Compliance with Environmental Laws.

None; not applicable.  See Item 4 of Part I below.

Reports to Shareholders.

None within the last year; not applicable.  Reference is made to Item 4 of Part I below.

Employees

While we do have a non-compete agreement with our officer and director, Jessica Stone Rampton, the fact is that we have no employees and do not anticipate having to hire any other than possibly for part time clerical help or in the event that sales increase or take off so dramatically that our packagers, Harmony Concepts and/or Mtn. View Packaging Company, cannot assist us in packaging and shipping our current two products. Accordingly, we have no immediate plans to retain employees until such time as our business plans warrant or justify the expense. We may find it necessary to periodically hire part-time clerical help on an as-needed basis though we have no plans to do so at this time.

Facilities

We are now using as our principal place of business the office address of our Chairman of the Board and principal stockholder, Mr. Hall, located in Sandy, Utah, a suburb of Salt Lake City, Utah. We have no written agreement and pay no rent for the use of this facility. Even if we had the capital, because we are a start-up eCommerce and retail business, we have no current need or plans to secure commercial office space from which to conduct our business.  We also use the warehouse facilities owned by one of our directors to store our materials and inventory.  This is also at no cost to us at the current time.

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

ITEM 1A.  RISK FACTORS.

Based on recent changes to Form 10-K, this item is not applicable to smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None; not applicable.

ITEM 2. PROPERTIES.

We own all right, title and interest in and to our two health and energy products Active UpLift® and All Day Energy Spray®.  Other than as set forth in our license agreement with one of our directors, we own all right, title and interest in and to our  “super juice” EpiGaia™, a product that we are not currently marketing.  Finally, we own all right title and interest in and to our “Green Tea Diet” drink that we are also refraining from marketing at the present time.

As set forth in the section above titled “Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration,” we have a  federal trade name and trademark on the phrase Active UpLift® which we obtained in 2008.  During our 2009 fiscal year, we received notice from our intellectual property attorneys that our application with the U.S. Patent and Trademark Office for a trade name and trademark on the phrase All Day Energy Spray®  had issued and is now registered.  This has enabled us to put the small “r” with a circle around it next to the name of both of these products, something that we now routinely do on all of our shipping packages and boxes used in interstate commerce.

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

Executive Offices

During our 2009 fiscal year, our executive offices were re-located to 252 West Cottage Avenue, Sandy, Utah 84070. Our telephone number is 801-566-1079 and our fax number is 801-568-9111. This is also the business office address of Chairman of the Board and principal shareholder. We pay no rent for the use of this address or facility. We do not believe that we will need to maintain any other or additional office at any time or in the foreseeable future in order to carry out our plan of operations described in this document. This is because our business is “on-line,” meaning that the current facilities are adequate to meet our needs until something occurs which requires either more or different office space. We do not foresee that in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

There are presently no pending legal proceedings to which the Company or any officer, director or major stockholder is a party or to which us or our products are subject and, to the best of our knowledge, information and belief, no such actions against us are contemplated or threatened.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

During early February of 2008, our common capital stock became quoted on the Over The Counter Bulletin Board (OTCBB) under the symbol, UNPT.OB.  As per information obtained from the OTCBB, the trading activity in our stock for each quarter of fiscal 2010 and 2009 is set forth below.

OTC Bulletin Board®	Quarterly Trade and Quote Summary Report
UPNT - UPLIFT NUTRITION INC	Year Ending December 2010

		CLOSING BID		CLOSING ASK
2010	VOLUME	HIGH	LOW	HIGH	LOW
12/31/2010	145,120	$0.01	$0.00	$0.09	$0.00

9/30/2010	15,035	$0.04	$0.001	$0.20	$0.06

6/30/2010	583,970	$0.16	$0.025	$0.24	$0.03

3/31/2009	152,508	$0.20	$0.07	$0.25	$0.10

OTC Bulletin Board®	Quarterly Trade and Quote Summary Report
UPNT - UPLIFT NUTRITION INC	Year Ending December 2009

		CLOSING BID		CLOSING ASK
2009	VOLUME	HIGH	LOW	HIGH	LOW
12/31/2009	1,241,170	$.62	$0.1	$0.69	$0.20

9/30/2009	201,649	$0.57	$0.10	$0.72	$0.20

6/30/2009	1,401,167	$1.20	$0.19	$1.40	$0.29

3/31/2009	96,360	$0.60	$0.19	$0.63	$0.50

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

As of our year end and as of the date of this annual report, there are a total of 45,451,944 shares issued and outstanding. For more information on who owns our stock and what stock may trade without restriction, see Item 12 of Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

As stated above, we currently have no outstanding warrants, options, incentive stock option or employee compensation plans of any kind or nature. At the same time, and though there are currently no plans to do so, no assurance can be given that such derivative securities will not be issued in the future, particularly if there is a good business reason to do so.  We do have convertible notes outstanding that can be converted into common stock.

Having obtained an OTCBB symbol over 3 years ago, there are, and have been, NO plans, proposals, arrangements or understandings with any person, including any securities broker-dealer or anyone associated with a broker-dealer, concerning the development of a trading market in our common capital stock on the OTCBB. Moreover, we have had NO discussions with anyone, to date, in this regard.

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

Description of Securities

Our authorized capital stock consists of 100,000,000 shares of common capital stock, $0.001 par value, of which 45,451,944 shares were issued and outstanding as of our fiscal year-end, December 31, 2010.  The same number of shares is also issued and outstanding as of the date of this annual report.

As of our December 31, 2010, year-end, including the date of this Annual Report, there are NO options, warrants, stock appreciation rights, or other rights of a similar nature outstanding which currently obligate us to issue any additional common stock to anyone.   We do, however, have convertible notes outstanding that can be converted into common stock.  This convertible debt amounted to approximately $265,000 as of December 31, 2010.

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

Common Capital Stock

The holders of our common stock are entitled to one (1) vote per share on all matters submitted to a vote of the shareholders. In addition, such holders are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available for such purpose. In the event of dissolution, liquidation or winding-up, the holders of common stock are entitled to share ratably in all assets remaining after satisfaction of all our liabilities, subject, of course, to the prior distribution rights of any preferred stock that may be outstanding at that time. The holders of common stock do not have cumulative voting rights or preemptive or other rights to acquire or subscribe for additional, unissued or treasury shares, which means that the holders of more than 50% of such outstanding shares voting at an election of directors can elect all the directors on the board of directors if they so choose and, in such event, the holders of the remaining shares will not be able to elect any of the directors.

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

Recent Sales of Unregistered Securities.

At the end of our third quarter, we issued a total of 3,000,000 shares of common stock to three (3) corporations unaffiliated with us or any of our officers or directors.  These corporations had previously purchased $150,000 (face value) of Uplift Holdings, LLC’s convertible note pursuant to which we have, over the years, accrued substantial debt to Uplift Holdings.  The debt to these three corporations was converted at a price of $0.05 per share, which our Board believed was the fair market price of our stock on the dates of conversion  This conversion eliminated $150,000 of debt on our balance sheet.  Rule 144(d)(3)(ii) of the General Rules and Regulations of the Commission allows a “debt security” to be converted to common stock upon compliance with the holding period of Rule 144.  Since these three corporations had held their portion of the convertible note a sufficient length of time, we authorized the cancellation of $150,000 of debt in exchange for the issuance, to them, of a total of 3,000,000 common shares.  See also our Form 10-Q for our third quarter ended September 30, 2010.

Also during the end of our third quarter, our Board approved a request by one of our officers to convert approximately $10,164 in loan amounts he had made to us since 2006, an amount reduced to a formal promissory note in 2009.  This figure of $10,164 included accrued interest.  Based on our stock’s bid and asked price of 4 cents to 6 cents per share at September end, the Board approved the conversion of $10,164 in debt at $0.05 per share.  While the actual math results in 185,460 shares, the Board determined to issue the officer a round number of 185,000 “restricted” shares.  As with the other note conversions we undertook during the fiscal year, this conversion reduced our outstanding debt by $10,164.

On December 28, 2010, our Board authorized the conversion of $350,000 (face value) of Uplift Holdings’ convertible note into 17,500,000 “restricted” shares of common stock at a conversion price of $0.02 per share.  This was the market price of our stock on the date of conversion.  See Item 12 below setting forth the ownership interests of our officers, directors and 5%or greater shareholders.  While this debt-to-stock conversion has substantially increased Uplift Holdings’ ownership interest in us, it has simultaneously eliminated $350,000 of debt on our balance sheet.  See our financial statements in Item 8 below.  As of our year end, this conversion has left Uplift Holdings with a remaining balance on its convertible note in the amount of approximately $260,000.

The foregoing stock issuances were made in reliance on the Section 4(2) or non-public offering exemption from federal securities registration and the corollary private placement or similar exemption under applicable state law.

Use of Proceeds of Registered Securities.

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers.

The Company did NOT purchase any of its own securities during the 2010 fiscal year.

Our Chairman of the Board, Mr. Edward Hall, did purchase, in the open market, as many as 5,000 shares for his own, personal account during 2010.  In doing so, Mr. Hall promptly filed a Form 4 reporting such transaction.

As disclosed in the subheading above titled Recent Sales of Unregistered Securities, certain of our insiders did acquire common stock, namely, equity securities, during the 2010 fiscal year; however, such equity securities were acquired in exchange for cancellation of portions of convertible notes held by them and were not purchased or acquired for cash.

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

During our previous fiscal year, namely, 2009, we completed the formulation and development of a “super juice” known as EpiGaia™ and a “Green Tea Diet” drink, neither of which are being marketed at the present time for want of advertising capital and the general funds available to do so.

In addition to offering our products for sale on-line, we continue to do what is necessary to get our 2 products carried in retail grocery and health food stores around the country but this is exceptionally difficult since we lack the advertising budget or capital to maintain any such presence.  While we have made substantial progress in this regard over the last two years, our ability to stay in a retail store without a significant or meaningful advertising budget is limited.  Because we do not have a significant presence in any grocery or other retail stores, we now rely on the Internet for the majority of our business.  Our four (4) websites, www.upliftnutrition.com, www.upliftenergy.com, www.alldayenergyspray.com,

www.EpiGaia.com, each offer and sell both Active UpLift® and All-Day Energy Spray®, websites hosted by www.godaddy.com.

Our first product, Active UpLift®, was only suitable for offer and sale in interstate commerce, and on a retail basis, as recently as two years ago.  At the same time, our other product, All Day Energy Spray®, was only recently developed for offer and sale within the last year and a half.  Because these products have so recently come to market and because we have not been able to spend the necessary amounts on advertising, we were not able to generate significant revenue during 2010 or 2009.  For the year ended December 31, 2010, we generated $15,848 in revenue net of discounts and coupons from the sale of Active UpLift® and All-Day Energy Spray® compared to $4,647 in revenues for the year ended December 31, 2009.

As of December 31, 2010, we had not shipped any more product to Ralphs grocery stores.  However, some Ralphs stores in Southern California, to our understanding, currently carry some of our product on its shelves.  As of the date of this document, we have also not shipped any more product to Albertsons grocery stores throughout Colorado and Arizona or Harmons grocery stores in the State of Utah.

Cost of goods sold were $11,414 for the year ended December 31, 2010 compared to $5,123 for the year ended December 31, 2009.  This increase is mainly the result of obsolete inventory.

Retail store placements require a certain amount of money to be spent on advertising.  Accordingly, at the end of 2009 we had completed ‘in store’ demos in various store locations that carry our product for sale. We have been scheduling, and have tried to schedule, more local and regional sporting events such as runs conventions and other events that are heavily attended and in which we will act as major sponsors.  In the past, we have also placed ads in regional magazines and periodicals throughout our market regions.  What we anticipate budgeting for this type of expense is not known at this time as we lack the capital for a serious advertising budget.  These promotional activities included not only advertising dollars but contribution of product samples, giveaways, coupons and retail store cooperative advertising. Our marketing expenses for the year ended December 31, 2010 were $14,261 compared to $69,771 for the year ended December 31, 2009.  For the year ended December 31, 2010, marketing expenses consisted of $870 in advertising costs and $12,169 in product used in demonstrations, free samples, and giveaways in connection with sponsorship of events.  We also incurred $1,222 for marketing on our website during the fiscal year.

Consulting and professional fees were $48,207 for the year ended December 31, 2010 compared to $248,500 during the year ended December 31, 2009.  The decrease was due to the fact that during the fiscal year we were no longer using consultants for this purpose and currently we have no on-going consulting agreements of any kind.

General and administrative expenses were $21,437 for the year ended December 31, 2010 compared to $119,655 for the year ended December 31, 2009.  The decrease is mainly the result of decreased sales and operations.

Though we engaged a Canadian consultant last year to ensure that our products are acceptable under Canadian standards, we have not completed the process necessary to ensure that our products meet these requirements.

Liquidity and Capital Requirements

As of our fiscal year ended December 31, 2010, we had $1,076 in cash.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital has historically been provided by our majority shareholder.  Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe that it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such. Uplift Holdings’ loans are considered or designated by us as "advances" inasmuch as they do not require that we pay interest payments unless demand is made to do so. While we accrue interest or keep track of what it is, at present, we have no way of paying any interest payments to Uplift Holdings.  As of December 31, 2010, we have accrued $109,077 in interest due and owing to Uplift Holdings.  In the event we modify our oral agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments.

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

As a result of the forgoing, our majority shareholder, Uplift Holdings, obtained Board approval in January 2010, to reduce the Company’s debt to it to a debt security, namely, an on-going convertible note, much the same as a convertible revolving line of credit, and sell all or part of the same to a third party.  The Company further agreed, in such event, to allow the debt security to thereafter be converted to “restricted” common stock under Rule 144(d)(3)(ii). As disclosed in the “Recent Sales of Unrestricted Securities” subsection of Item 5 above, during the year, holders of convertible note debt converted the same to a total of 20,685,000 shares of common stock, thereby increasing our issued and outstanding shares in that amount during the year.  While these conversions of debt securities to common stock have removed over $510,164 of debt from our balance sheet, issuing such shares has nonetheless caused existing shareholders to be substantially diluted.

Our Budget over the Next 12 Months

Due to our lack of working capital necessary to generate a serious and aggressive advertising campaign, we are unable to devise or project an advertising budget for 2011. Assuming that we do not obtain sufficient working capital during the year to embark on an extensive advertising campaign, what capital we have or what advances we will obtain from our majority shareholder will be used, during 2011, to keep us current in our reporting obligations and to pay attorneys, accountants and auditors.

For information on the cost of manufacturing and packaging our product, reference is made to our PLAN OF OPERATION section below.

Contingency Planning.

Any funding for emergencies is anticipated to be advanced by our majority shareholder, assuming that it has the available funds to do so.

Off-Balance Sheet Arrangements.

None; not applicable.

Effect of Current Economic Conditions

Obviously, current economic conditions, including the recent hikes in the price of oil, are hurting all businesses, not to mention retail outlets and retail sales overall.  Most Americans are not spending money today like they have in the past. Since much of the effects of the current recession have only become apparent in the two years, we are not in a position at this time to predict the recession’s effects on our overall business plan and plan of operation, not to mention 2011 sales.  No retail company that we know of is making any such predictions.  We suspect that sales in 2011 will be slower than they might otherwise be, simply because that is what is happening to everyone else.

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

PLAN OF OPERATION

Our principal business plan is to promote, market and sell our new energy spray, All Day Energy Spray®.  During the 2010 year, we decided to concentrate our efforts on this product and forego promoting and marketing our powdered natural energy and health drink, Active UpLift®.  We have done so because we believe there is a better, less competitive market for the former product than the latter.  While we have felt that our best markets will be large food store chains and specialty health food outlets, unfortunately, as stated elsewhere herein, we have lacked and currently lack the necessary capital to spend on advertising.   This  fact hinders our overall ability to not only “get into” retail stores but to thereafter maintain a presence.

Our principal business plan, which had been to promote, market and sell our unique powdered natural energy and health drink, Active UpLift®, through traditional retail distributors, has changed. Because of the success of the 10 store market test of our newly created All Day Energy Spray® and the large number of retail distribution inquiries we have received in 2009, we have decided to focus our marketing efforts and finances on the distribution and retail sales of All Day Energy Spray®, not only throughout the US but internationally as well.  The best markets for the spray are in retail convenience stores which utilize point of sale marketing.  Unfortunately, with the current recession, we have not been able to generate significant sales of our first product, Active UpLift®.  Because we have come to the realization that our principal product, Active Uplift®, has substantial competition, we have decided to focus our energy and resources on marketing All Day Energy Spray®. This product does not face the direct competition in the marketplace that an energy drink does.

We began marketing All Day Energy Spray® during the middle of our third quarter of 2009 and have had encouraging responses from retail users about how good it tastes and how effective the energy boost it gives actually is.

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

As a result of winding down our marketing efforts with respect to Active UpLift®, we had, and will have, less than anticipated sales and gross revenue during the coming 2011 year.  This is because we have, to a large degree, been overly side-tracked on developing product and have otherwise been devoting more time and energy to the completion of All Day Energy Spray® and EpiGaia™.  These efforts to complete these two new products, and, at the same time, obtain the necessary intellectual property protections, have distracted us from our ability to concentrate on increasing sales of Active UpLift®. However, as stated above, because All Day Energy Spray® seems to have the least competition, we are now focusing our marketing efforts on it. Because this is a new product, however, we have no any way of knowing or predicting what sales might be.  As of the date of this report, we are marketing All-Day-Energy Spray® in 4 independent convenience stores in Cache Valley, Utah.

Our principal goal during 2011 is to raise capital in some fashion in order to embark on a serious advertising campaign in conjunction with a large retail chain store, many of whom we have contacted and communicated with for this purpose. As disclosed above, we allowed Uplift to “securitize” our debt to it (i.e., accounts payable) in the form of an ongoing convertible note.  We then allowed the creditor to exchange the debt securities for common stock.  This has substantially reduced our debt during the year.

Our Websites

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

Mixing and Packaging

We currently use a Weber County, Utah, company known as Harmony Concepts to mix our Active UpLift® product from pharmacopoeia grade raw ingredients.  “Pharmacopoeia grade” is a measure of an ingredient’s purity and sterility.  After Active UpLift® product been processed, it is sent in airtight containers to one of our packaging companies, who package the mix or powder into individual foil packets.  From there, 14 of the foil packets are packed into display or colored retail boxes that we created and designed for such purpose.  Ten (10) of these colored retail boxes comprise a shipping box. This is currently done at a cost of 8 cents per foil packet.    This is how the product is currently shipped, packaged and otherwise prepared for shipment.

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

Management has found at least four local manufacturers for All Day Energy Spray® that are competitively priced. To date, we have used the DaiShin Company for almost all of our All Day Energy Spray® product manufacturing. We did, however, during the latter part of 2010, use Mtn. View Packaging for a small run of manufacturing or re-packaging. Management feels that we have found sufficient manufacturers throughout Northern Utah to handle any size order that might come our way.

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

In our design and packaging of All Day Energy Spray®, we use very bright colors that identify each of the four flavors with a different bright color. Grape, for example, will be colored purple to reflect the purple color of grapes and Cinnamon flavor will be colored bright red to represent the hot taste of cinnamon. We have also designed a plastic display box with the same bright colors that will represent each flavor with its own distinct, bright color. Bar codes were assigned and placed on each of the our flavors so the company, as well as the distributor and retailer, can track sales, inventory, etc.

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

For larger orders, and large retail distributor orders in particular, we anticipate getting invoices faxed or emailed to us directly.  At that time, we determine how to fill the order depending upon the size and location of the order.  Retail distributor orders are NOT processed through our website but directly with and through us.  During 2010, we received no orders directly from Ralphs or Albertsons.  We did, however, receive product orders directly from Harmons and independent Maverick convenience stores.  These are specialty orders and were therefore NOT handled through our website.

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

Inventory

As of December 31, 2010, our year end, we had approximately $36,440  in raw materials such as shipping boxes, containers, and other items in inventory and ready for packaging. As of December 31, 2010 we had approximately $11,348 in finished goods inventory.

As to who mixes and then packages our Active UpLift® product, reference is made to the subheading above titled “Mixing and Packaging.”  As stated in such section above, we do not mix an exorbitant amount of product inasmuch as our Active Uplift® product only has a one (1) year shelf life at best.

As of this date, the Company has approximately 2,500 shipping boxes ready to be filled as product is produced by Harmony Concepts.  However, we only order when we run low on inventory due to the time sensitive nature of our Active Uplift® product and we want everything we ship to retail outlets to be fresh and have as long a shelf life as possible which is at least one year. When the time arises and when we get low on packaged inventory, we will place an order with Harmony Concepts and it will be packaged by either Mtn. View Packaging or American Co-Pak as per our instructions. Lead time for this is approximately two to three weeks. Again, reference is made to the subheading above titled “Mixing and Packaging.”

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

We have been in discussions with large distribution groups outside of the US to contract with them to distribute All Day Energy Spray® outside the US.  As of the date of this document, none of such discussions have resulted in the sale of any product outside of the US.  During the next 12months, we intend to actively pursue enhancing sales of All Day Energy Spray®. As stated above, sales of Active UpLift® have NOT been promising during these tough economic times but we will continue to offer it for sale and once the economy turns around, we will consider re-starting a new marketing campaign in regard to it, assuming that funds are available for such purpose.  Currently, we do not have funds for that purpose, particularly considering that there is an enormous amount of competition in the energy consumption market.

Our more urgent plan over the next 12 months is to do what is necessary to raise advertising capital.  Only then will we be able to get into a large retail chain store on a long-term basis. No assurance can be made that we will be successful in this regard.

Our Current On-Line Marketing/Advertising Strategy

As disclosed above, we changed directions during 2010 and have decided to concentrate our marketing efforts on All Day Energy Spray® instead of Active Uplift® or EpiGaia™. In this regard, we are concentrating our new marketing efforts in several areas.  First, we are concentrating on website advertising and marketing through several new websites and otherwise keeping all of our websites updated and fully functional. Through these efforts, we have now started a marketing effort on various popular and more significant search engines.

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

During our 2009 and 2010, we were contacted and approached by several national advertisers and retail distributors who claim to advertise and supply in the regional areas where our products would be made available on a large retail store basis.  Saying it another way, once we line up certain retailers, these retailers like to work with specific distributors in their area who will warehouse product for them.  The distributor then holds the product and provides it to the retail store when needed.  We have also approached several retailers directly, some of whom have directed us to their local distributor.  Unfortunately, because of our current lack of advertising capital, we are not yet a good candidate to have our products carried in any national chain store outlet.

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

We Intend to Pursue Additional Marketing Ideas and Avenues on an On-Going Basis.

Marketing ideas that have not as yet been implemented by us for want of capital but which we intend to seriously consider and which are designed to additionally promote us and our website:

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

In implementing our business plan, we are holding expenses to a minimum and we plan to obtain expert and other services on a contingency basis if and when needed. Until now when we need advertising capital, we have not had a particular or specific need for any outside experts, advisors or consultants. If we engage outside advisors or consultants for any particular purpose, we will have to make a determination as to how such persons will be compensated. Other than the consulting agreement we entered into with Mirador Consulting Group, which expired in late 2010,  To date, we have NOT made any arrangements or definitive agreements as yet to use outside experts, advisors or consultants for any reason. This is because, so far, we have not needed to. We do have a website technician whom we have hired to, among other things, enhance our html source or description codes, namely, Keywords, on our website so that information is more easily susceptible to Yahoo! and Google's "crawler" or “spider.” (For those readers or investors who are not aware of what "crawler" means, a "crawler" is the computer software program utilized by Yahoo! and Google, for example, to go out into the Internet and collect "buzz" and other Keywords on all the available websites and thereafter catalogue them for their respective search engines. We are informed that the "crawler" programs are launched by Google and Yahoo! about every 30 days.) See the subheading above titled "Marketing/Advertising."

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

Obligation of Our Principal Shareholder to Finance Us in Our Reporting Obligations Over at least the Next Year.

As stated elsewhere in this document, our principal shareholder, Uplift Holdings, intends to provide us with sufficient funding, over at least the next year, to keep us current in our SEC reporting obligations.  This does NOT include advancing us the funds necessary to embark on a national advertising campaign.  The only caveat with regard to this commitment is if it is determined by us and our majority shareholder within the next year that our business plan will NOT work and cannot succeed.  If that occurs, and we can make no prediction about whether it will occur or not, our majority shareholder will likely elect to cease further funding us. We have NOT entered into any formal, written agreement with Uplift Holdings that contractually binds or obligates it, in writing, to fund us for the next year, though we consider this commitment on its part to be a legal obligation upon which we and our shareholders have, up until now, been able to rely. Having said this, we will nonetheless be required to continue to evaluate our business plan. At the expiration of one year, or earlier, and assuming that we have not been able to obtain the needed capital to expend on advertising, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Uplift Holdings will then have to evaluate whether, and to what extent, it wants to continue to fund our continued existence as a fully reporting company. For our fiscal year ended December 31, 2010, Uplift Holdings advanced us a total of approximately $80,000.  This figure is disclosed as stockholder advances on our balance sheet contained in Part F/S below as a liability, along with previous debt owed to Uplift Holdings.  See our financial statements in Item 8 below.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No response to this item is required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

CONTENTS

    PAGE

Reports of Independent Registered Public Accounting Firm

    27

Balance Sheets

    29

Statements of Operations

    30

Statements of Stockholders’ Deficit

    31

Statements of Cash Flows

    32

Notes to Financial Statements

33-39

Morrill & Associates, LLC

Certified Public Accountants

563 West 500 South, Suite 425

Bountiful, Utah 8401

801-292-8756 Phone; 801-292-3558 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee

Uplift Nutrition, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Uplift Nutrition, Inc. (a development stage company) as of December 31, 2010, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2010 and for the period from inception on March 7, 2005 through December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uplift Nutrition, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 and for the period from inception on March 7, 2005 through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not yet established a consistent source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2010, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates, LLC

Bountiful, Utah

March 28, 2011

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

/s/ Chisholm Bierwolf Nilson & Morrill, LLC

Chisholm Bierwolf Nilson & Morrill, LLC

Bountiful, Utah

April, 15 2010

UPLIFT NUTRITION, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

ASSETS

	December 31, 2010	December 31, 2009

CURRENT ASSETS
Cash and cash equivalents	$ 1,076	$ 6,475
Accounts receivable, net	-	572
Inventory	47,788	65,131
Total Current Assets	48,864	72,178
PROPERTY AND EQUIPMENT, NET	1,272	2,376
OTHER ASSETS
Intangible assets, net	9,685	22,862
Total Other Assets	9,685	22,862
TOTAL ASSETS	$ 59,821	$ 97,416

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 12,592	$ 35,390
Accrued interest payable – related party	109,077	63,837
Deferred revenue	-	15,325
Stockholder advances	155,874	584,362
Total Current Liabilities	277,543	698,914
TOTAL LIABILITITIES	277,543	698,914

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 100,000,000 shares authorized, 45,451,944 and 24,766,944 shares issued and outstanding, respectively	45,452	24,767
Additional paid-in capital	1,053,533	564,054
Deficit accumulated during development stage	(1,316,707)	(1,190,319)
Total Stockholders’ Deficit	(217,722)	(601,498)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 59,821	$ 97,416

The accompanying notes are an integral part of these financial statements.

28

UPLIFT NUTRITION, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		From Inception on March 7, 2005 through December 31,
	2010	2009	2010

NET REVENUES	$ 15,848	$ 4,647	$ 28,193
OPERATING EXPENSES
Cost of sales	11,414	5,123	36,848
Marketing	14,261	69,771	207,716
Consulting and professional fees	48,207	248,500	499,119
Other general and administrative	21,437	119,655	258,654
Salaries and wages	-	-	215,250
Provision for non-collectible receivables	-	-	12,480
Total Operating Expenses	95,319	443,049	1,230,067
LOSS FROM OPERATIONS	(79,471)	(438,402)	(1,201,874)
OTHER INCOME (EXPENSES)
Loss on disposal of assets	-	-	(1,764)
Interest expense – related party	(46,917)	(36,554)	(113,069)
Total Other Income (Expense)	(46,917)	(36,554)	(114,833)
LOSS BEFORE INCOME TAXES	(126,388)	(474,956)	(1,316,707)
INCOME TAX EXPENSE	-	-	-
NET LOSS	$ (126,388)	$(474,956)	$ (1,316,707)
BASIC AND DILUTED:
Net loss per common share	$ (0.00)	$ (0.02)
Weighted average shares outstanding	25,713,574	24,335,985

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the period of inception (March 7, 2005 through December 31, 2009
				Deficit
				Accumulated
				During	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Deficit
Inception, March 7, 2005	-	$ -	$ -	$ -	$ -
Common shares issued for cash at $0.00005 per share, March 2005	20,000,000	20,000	(19,000)	-	1,000
Capital contributions July through November, 2005	-	-	31,930	-	31,930
Net loss for the year ended December 31, 2005	-	-	-	(25,859)	(25,859)
Balance, December 31, 2005	20,000,000	20,000	12,930	(25,859)	7,071
Capital contributions January through May 2006	-	-	10,511	-	10,511
Common stock issued in a stock offering transaction, June 2006	2,841,944	2,842	(3,212)	-	(370)
Common shares issued for services at $0.21 per share, October 2006	1,325,000	1,325	276,925	-	278,250
Net loss for the year ended December 31, 2006	-	-	-	(328,905)	(328,905)
Balance, December 31, 2006	24,166,944	24,167	297,154	(354,764)	(33,443)
Common shares issued for services at $0.40 per share, November 2007	50,000	50	19,950	-	20,000
Net loss for the year ended December 31, 2007	-	-	-	(126,310)	(126,310)
Balance, December 31, 2007	24,216,944	24,217	317,104	(481,074)	(139,753)
Net loss for the year ended December 31, 2008	-	-	-	(234,289)	(234,289)
Balance, December 31, 2008	24,216,944	24,217	317,104	(715,363)	(374,042)
Common shares issued for services at $0.45 per share, October 2009	550,000	550	246,950	-	247,500
Net loss for the year ended December 31, 2009	-	-	-	(474,956)	(474,956)
Balance, December 31, 2009	24,766,944	24,767	564,054	(1,190,319)	(601,498)
Common shares issued for conversion of debt at $0.05 per share, September 2010	3,185,000	3,185	156,979	-	160,164
Common shares issued for conversion of debt at $0.02 per share, December 2010	17,500,000	17,500	332,500	-	350,000
Net loss for the year ended December 31, 2010	-	-	-	(126,388)	(126,388)
Balance, December 31, 2010	45,451,944	$45,452	$1,053,533	$(1,316,707)	$(217,722)

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		From Inception on March 7, 2005 through December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (126,388)	$ (474,956)	$ (1,316,707)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	14,281	8,896	19,371
Provision for accounts receivable	-	-	12,480
Stock issued for services	-	247,500	545,750
Loss on disposal of website	-	-	1,764
Inventory obsolescence	11,234	-	11,234
Changes in operating assets and liabilities:
Inventory	6,109	(36,114)	(59,022)
Prepaid expenses	-	1,679	-
Accounts receivable	572	(572)	(12,480)
Deferred revenue	(15,325)	(7,349)	-
Accounts payable	(22,798)	7,096	12,222
Accrued interest – related party	46,904	36,520	110,741
Net Cash Used by Operating Activities	(85,411)	(217,300)	(674,647)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	(3,296)	(3,296)
Payments for website development	-	-	(23,061)
Payments for indefinite-life intangible assets	-	(26,144)	(5,735)
Net Cash Used in Investing Activities	-	(29,440)	(32,092)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,441
Net advances from shareholders	80,012	249,032	664,374
Net Cash Provided by Financing Activities	80,012	249,032	707,815
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (5,399)	$ 2,292	$ 1,076
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,475	4,183	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,076	$ 6,475	$ 1,076

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
Interest	$ -	$ 8	$ -
Income taxes	$ -	$ -	$ -
Non-cash financing activity:
Stock issued for conversion of debt	$ 510,164	$ -	$ 510,164

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2010 and 2009

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

Receivables

Accounts Receivable generally consists of trade receivables arising in the normal course of business.  The Company establishes an allowance for doubtful accounts that reflects the Company’s best estimate of probable losses inherent in the accounts receivable balances.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available information.  The balance of accounts receivable at December 31, 2010 and 2009 was $-0- and $572, respectively.

Website Costs

The Company has adopted the provisions of FASB ASC 350.  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2010 and 2009

Note 1 – Summary of significant Accounting Policies [Continued]

Intangible Assets

Intangible assets consist of indefinite-life intangible assets which include trademarks.  The Company accounts for indefinite-life intangible assets in accordance with FASB ASC 350 and accordingly tests these assets at least annually for impairment.

Revenue Recognition

The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the right of return has expired, the price and terms are finalized, and collection of the resulting receivable is reasonably assured.  Products are shipped FOB shipping point at which time title passes to the customer.   At December 31, 2010 and 2009 the Company has recorded deferred revenue of $0 and $15,325, respectively.  Deferred revenue represents the gross sales of product shipments with an unrestricted right of return for which the Company has no historical returns experience and therefore is unable to reasonably estimate returns.

The Company records revenue net of sales discounts, including coupons, sales incentives, and volume discounts.  The Company accounts for product coupon incentives the later of 1) the date at which the related revenue is recognized or 2) the date at which the sales incentive is offered.   Coupons are recorded as a discount in revenue.  Total discounts for the years ended December 31, 2010 and 2009 were $-0-.

Advertising Cost

Cost incurred in connection with advertising of the Company’s products are expensed as incurred.  Such costs amounted to $870 and $26,467 for the years ended December 31, 2010 and 2009, respectively.

Research and Development Cost

The Company expenses research and development costs for the development of new products as incurred. Included in other general and administrative expense for the years ended December 31, 2010 and 2009 were $1,063 and $1,711, respectively, in research and development costs.

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

December 31, 2010 and 2009

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,316,707 from May 7, 2005 (inception) through December 31, 2010 including a loss of $126,388 for the year ended December 31, 2010. Current liabilities exceed current assets by $228,679 at December 31, 2010. The Company has recognized minimal revenue during its developmental stage (from May 7, 2005 (inception) through December 31, 2010), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Related Party Transactions

An officer/director has advanced a total of $ -0- and $8,500 net of repayments to the Company at December 31, 2010 and 2009, respectively. The advances are unsecured, accrue interest at an annual rate of 8% and are payable on demand. As of December 31, 2010 and 2009, the Company has recorded accrued interest totaling $-0- and $1,154, respectively, due to the officer/director.  During the years ended December 31, 2010 and 2009, the Company recorded interest expense of $510 and $541, respectively for these advances.  During the year ended December 31, 2010, advances of $8,500 and accrued interest of $1,664 was converted into 185,000 shares of common stock of the Company.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2010 and 2009

Note 3 – Related Party Transactions (continued)

Uplift Holdings, LLC, a majority shareholder, has advanced a total of $155,874 and $584,362 to the Company at December 31, 2010 and 2009, respectively. The advances are unsecured, accrue interest at an annual rate of 8% and are payable on demand. As of December 31, 2010 and 2009, the Company has recorded accrued interest totaling approximately $109,077 and $63,837, respectively due to the officer/director.   During the years ended December 31, 2010 and 2009, the Company recorded interest expense of $46,394 and $35,979 respectively for these advances and with no interest payments.  During the year ended December 31, 2010, advances of $508,500 plus accrued interest of $1,664 were converted into 20,500,000 shares of common stock of the Company.

Note 4 – Inventory

Inventory consists of the following:

	December 31, 2010	December 31, 2009
Raw materials and supplies	$ 36,440	$ 38,828
Finished goods	11,348	15,240
	47,788	54,068
Consigned inventory	-	11,063
Total inventory	$ 47,788	$ 65,131

At December 31, 2010 and 2009, the Company had $0 and $11,063, respectively of consigned inventory which represents the cost of product shipped to customers for   which the right of return has not expired and the Company cannot reliability estimate product returns.  The customer holding the consigned inventory returned the inventory, which had expired, during 2010.  The book value of the expired inventory was $11,234 and was written off as inventory obsolescense in cost of goods sold in 2010.

Note 5 – Intangible Assets

Intangible assets consist of Trademark application costs totaling $6,593 for the years ended December 31, 2010 and 2009 relating to nutritional supplements sold under the Active Uplift™ label.  These intangibles are amortized on a straight line basis over their estimated useful life of 10 years.  Accumulated amortization at December 31, 2010 and 2009 was $2,079 and $1,119, respectively.

Note 6 – Website Development Costs

Website development costs consisted of the following at December 31:

	Life	2010	2009

Website development costs	3Years	$ 27,639	$ 27,639
Less-Accumulated Depreciation		(22,467)	(10,251)
Net website development costs		$ 5,172	$17,388

Amortization expense amounted to $13,176 and $7,978 for the years ended December 31, 2010 and 2009, respectively.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2010 and 2009

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

At December 31, 2010 the Company had net operating loss carryforwards of approximately $454,843 that may be offset against future taxable income through 2030.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
NOL Carryover	$ 454,843	$ 411,871
Valuation allowance	(454,843)	(411,871)

Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009
Current Federal Tax	$ -	$ -
Current State Tax	-	-
Change in NOL Benefit	42,972	168,648
Valuation allowance	(42,972)	(168,648)
	$ -	$ -

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2010 and 2009

Note 7 – Income Taxes (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2010	2009
Beginning balance	$ -	$ -
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	-	-
Beginning balance	$ -	$ -

At December 31, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2010, 2009 and 2008.

Note 8 – Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31,

	2010	2009
Net loss (numerator)	$(126,388)	$(474,956)
Weighted average shares outstanding (denominator)	25,713,574	24,335,985
Basic and fully diluted net loss per share amount	$(0.00)	$(0.02)

For the years ended December 31, 2010 and 2009, the Company had no potentially dilutive common stock equivalents issued.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2010 and 2009

Note 9 – Stockholders’ Equity

As of December 31, 2010 and 2009, the Company had 45,451,944 and 24,766,944, respectively in common shares issued and outstanding and an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc.

In September 2010 the Company issued 3,185,000 shares of common stock in satisfaction of stockholder advances in the amount of $158,500 and associated accrued interest in the amount of $1,664 or $0.05 per share.

In December 2010 the Company issued 17,500,000 shares of common stock in satisfaction of stockholder advances in the amount of $350,000 or $0.02 per share.

During 2009 the Company issued 550,000 shares of common stock for services valued at $247,500 or $0.45 per share.

During 2007 the Company issued 50,000 shares of common stock for services valued at $20,000 or $0.40 per share.

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

Note 11 – Recent Accounting Pronouncements

In April 2009 an update was made to the FASB ASC 820, “Fair Value Measurements and Disclosures”, that provides additional guidance for estimating fair value when the volume and   level of activity for the asset or liability have significantly decreased.  This update is effective for   interim and annual periods ending after June 15, 2009 with early adoption permitted for periods   ending after March 15, 2009.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, an update was made to FASB ASC 825, “Financial Instruments”, which requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  This update is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, “The FASB Generally Accepted Accounting Principles”, which establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP), aside from those issued by the Securities and exchange Commission.  The Codification became effective for interim and annual periods ending after September 15, 2009.   Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact the Company’s financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2010 and 2009

Note 11 – Recent Accounting Pronouncements (continued)

On May 28, 2009 the FASB announced the issuance of FASB ASC 855, “Subsequent Events”, formerly referenced as SFAS No. 165, Subsequent Events.  FASB ASC 855 should not result in significant changes in the subsequent events that an entity reports.  Rather, FASB ASC 855 introduces the concept of financial statements being available to be issued.  Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  The amendments in this ASU apply to all entities that measure liabilities at fair value and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU.  The guidance provided in this ASU is effective for the first reporting period beginning after issuance.  The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In October 2009, the FASB issued ASU No. 2009-13” Revenue recognition-Multiple deliverable revenue arrangements”. The ASU provides amendments to the criteria in Revenue recognition - Multiple deliverable revenue arrangements for separating consideration in multiple revenue arrangements.  The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable.  Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant.  The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”) as amendments to certain recognition and disclosure requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Those amendments remove potential conflicts with the SEC’s literature. All of the amendments in ASU 2010-09 were effective upon issuance for interim and annual periods. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

Note 12 – Subsequent Events

We have evaluated events occurring after the date of our accompanying balance sheets through the date the financial statement were filed.  We did not identify any material subsequent events requiring adjustment to our financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During February 2011, our Board of Directors dismissed CHISHOLM, BIERWOLF, NILSON & MORRILL as our independent auditors and retained the services of MORRILL & ASSOCIATES, Certified Public Accountant, also of Layton, Utah, as our new independent auditor.  In this regard, we filed a Form 8-K on Edgar announcing this change.  As set forth in the Form 8-K so filed, the reason for the dismissal was due to the fact that CHISHOLM, BIERWOLF, NILSON & MORRILL informed us of the pending revocation of its registration with the Public Company Accounting Oversight Board.  Accordingly, the replacement of our former auditors, CHISHOLM, BIERWOLF, NILSON & MORRILL, was not the result of any disagreement regarding financial disclosure or anything else involving us.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2009 due to material weaknesses; however, management concluded that our internal control over financial reporting was effective as of December 31, 2010, in which there was no material weakness.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

To help correct these material weakness, management has created an inventory committee seated to oversee the Company inventories and a financial committee to help with compliance requirements. Management also acknowledges a material weakness in our accounting procedures and has utilized financial consulting services, to ensure that all information required to be disclosed by management in the reports submitted under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE .

Executive Officers and Directors.

Our current directors, officers and “control persons” are as follows:

Name	Age	Position
Gary C. Lewis	62	President, Chief Executive Officer, Director, Chief Financial Officer
Bruce Miller	59	Vice President and Director
Jessica Stone Rampton	40	Secretary/Treasurer, Chief Science Officer and Director
Edward H. Hall, Sr.	62	Indirect majority stockholder and Chairman of the Board

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

BRUCE MILLER, Director and Vice President.  Since October of 2007, Mr. Miller had acted as our principal marketing consultant.  Mr. Miller worked in the food marketing business for more than 32 years. In 1967, he started out working for Richardson’s Market in Ogden, Utah. In 1969, Smiths Food and Drug in Salt Lake City hired Mr. Miller.  He started as a stock clerk working his way up to Store Manager wherein he managed Smith’s stores in Weber and Davis counties.  In 1981, Mr. Miller was promoted to Service Deli Director where he was in charge of development of the deli program for the Smith’s stores in the entire Western Division. Mr. Miller was then promoted to Vice President of Sales and Merchandising in 1990 for the Southwest Division based in Phoenix, Arizona. During this time, Smiths merged with Kroger, Inc. where Mr. Miller continued to work as Vice President of Sales and Merchandizing until retiring in 1999. In the past seven years, Mr. Miller has owned and operated his own business.

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

None of our officers or directors intends to devote his or her full time to the management of the Company.  Since all three individuals have full-time jobs, each estimates that they will devote between 1% and 10% of their time to the Company and its affairs.  As set forth in risk factor no. 9 above, the Company believes that this may be as many as 5 to 10 hours per week on the part of each officer and director.  Obviously, much of this will depend on how the Company’s business and sales unfold.  Ms. Rampton’s efforts will concentrate on product development.  Mr. Miller has recently completed an LDS mission in the State of Arizona and is now available for meetings, conferences or decisions concerning the company.  Mr. Lewis’s efforts will concentrate on the business end of the Company such as marketing and sales.  All three will be directly involved and give their input into the periodic reports we will be filing with the Commission.

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

Board Meetings and Committees

During the 2010 fiscal year and through the present, we have conducted nearly all of our Board Meetings by telephone conference call.  Some of these Board Meetings have been formalized into written consent minutes and some have simply been advisory in nature, followed up by written consent or other minutes.

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

ITEM 11. EXECUTIVE COMPENSATION.

During 2010 and 2009, none of our officers or directors received any stock as bonuses, for compensation, or for any other reason.  See the Summary Compensation Table immediately below:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Jessica Stone Rampton, Sec/Treas. CSO, director	12/31/2010 12/31/2009 12/31/2008 12/31/2007 12/31/2006	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0
Edward H. Hall, Chairman of the Board since June 2008	12/31/2010 12/31/2009 12/31/2008	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Gary C. Lewis President, CEO, CFO and Director	12/31/2010 12/31/2009 12/31/2008 12/31/2007 12/31/2006	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0
Bruce Miller, Vice President and Director	12/31/2010 12/31/2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, to the best of the Company’s knowledge, as of the date of this document, with respect to each person known to be the owner of more than 5% of common capital stock of the Company, each director and officer, and all executive officers and directors of the Company as a group.  As of year end and the date of this document, there are 45,451,944 shares issued and outstanding.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially* Owned	Percent of Ownership of Common Stock Outstanding
Gary C. Lewis (1) 4423 South 1800 West Roy, Utah 84067	965,000 (2)	2.1%

Bruce Miller (3) 4635 S 2950 W Roy, Utah 84067 ____________________	160,000	0.3%

Jessica Stone Rampton (4) 2403 West 1700 South Syracuse, Utah 84075	1,915,000(5)	4.2%
Edward H. Hall, Sr. (6) 746 Club Oaks Dr. Sandy, Utah 84070	148,602	0.3%
Uplift Holdings, LLC (7) 252 West Cottage Avenue Sandy, Utah 84070	34,000,000	74.8%

Directors, officer and 5% or more holders as a group (4 persons only)	37,188,602	82%

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

(2) 780,000 of the shares represented by this figure are shares held by, or in the name of, a corporation owned by Mr. Lewis and his wife named HER Consulting, Inc., a Utah corporation.  Mr. Lewis and his wife, Pam, are the indirect or beneficial owners of these shares.  At the same time, during the year, Mr. Lewis acquired an additional 185,000 shares in his own name as a result of his exercise of a convertible debt instrument into common stock.

(3) BRUCE MILLER, Vice President and a Director, has been an officer and director of us since 2009.  For more information about Mr. Miller and his background, reference is made to Item 9 above.  100,000 of Mr. Miller’s shares are “restricted” and are held in joint tenancy in his and his wife, Karen’s name.  The remaining 60,000 shares are shares purchased by him in the open market and thus, they are deemed “control” shares.

(4) JESSICA RAMPTION, Secretary/Treasurer, Chief Science Officer, and a Director, has served as an officer and director of the  Company since April 5, 2006.  For more information about Mrs. Rampton and her background, reference is made to Item 9 above. As set forth below, Ms. Rampton’s holdings are held in the name of Rampton Investments, LLC.

(5) This figure represents shares remaining from a total of 1,915,000 shares acquired by the Ramptons during June 2006 pursuant to our acquisition agreement with them.  Of the 20 million “restricted” shares the Ramptons originally acquired from the Company under such agreement, 1,915,000 shares were retained for their own account and not conveyed or transferred to Uplift Holdings or anyone else.  These shares are held by, or in the name of, a limited liability company owned by the Ramptons called Rampton Investments, LLC.  Ms. Rampton and her husband, Ryan, being the sole members of Rampton Investments, are the indirect or beneficial owners of these shares.

(6)   EDWARD H. HALL, SR., has served as our Chairman of the Board since June of 2008.  Of the 148,602 shares opposite Mr. Hall’s name in the chart above, all but approximately 80,000 shares are deemed “control shares” and represent open market purchases of shares made by Mr. Hall.  The difference of 80,000 shares are shares that Mr. Hall acquired prior to the time our initial Form 10-SB registration statement was filed.  Mr. Hall’s individual holdings of 148,602 shares as of our fiscal year end should also be aggregated with those of Uplift Holdings, LLC, whom he controls, both directly and indirectly.  Accordingly, if one aggregates his personal holdings and those of Uplift Holdings, Mr. Hall both directly and indirectly controlled, at year end, 34,148,602 shares or  75.13% of our total number of issued and outstanding shares.

(7) UPLIFT HOLDINGS, LLC, (“Uplift Holdings”) is a Nevada limited liability company formed in 2006 for the purpose of financing us in a limited fashion and also, owning and holding shares of Uplift Nutrition.  Its only member and the person who owns 100% of its outstanding membership interests is Mr. Edward H. Hall, Sr., our current Chairman of the Board and a resident of Salt Lake City, Utah.  Mr. Hall is and has been in the insurance business for some-30 years and owns an insurance agency in Salt Lake City called The Edward Hall Agency.  Mr. Hall is thus an indirect owner of these Uplift shares held by Uplift Holdings.  For more information concerning Mr. Hall, reference is made to Item 9 above, including the footnote immediately above.  Uplift Holdings’ ownership interest in us has substantially increased during 2010 as a result of its conversion, in December 2010, of $350,000 of our debt to it into 17,500,000 shares of common stock.  See the subheading in Item 5 above titled “Recent Sales of Unregistered Securities.”

None of the foregoing persons hold any shares of the Company pursuant to any voting trust or similar agreement.

As of the date of this report, there are no arrangements or agreements with anyone which may result in a change of control of the Company.

Over a year ago, our Chairman of the Board arranged the purchase of part of Uplift Holdings, LLC’s convertible note, debt which, during the fiscal year, was converted by three separate and unrelated corporations under Rule 144(d)(3)(iii), titled Conversions and exchanges, into 3 million common shares, thereby increasing our issued and outstanding shares in such amount and reducing our debt by $150,000.  This debt conversion to common stock occurred in September 2010 and was reflected in our quarterly report on Form 10-Q for that period.  See the subheading in Item 5 above titled “Recent Sales of Unregistered Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During the fiscal year, and other than allowing our majority shareholder, Uplift Holdings, LLC, and one of our officers to convert certain of their convertible debt into common stock, no transactions occurred during the fiscal year between us and any director or officer or any member of any such person’s immediate family.

As disclosed in earlier Edgar filings, we have a license agreement with one of our directors to market a new product, the formula for which was separately and independently developed by him.  Such product is a “super juice” drink, which we unveiled during the previous fiscal year and have named EpiGaia™.  We are not currently marketing this product for want of advertising funds and therefore, our plans with respect thereto are “on hold,” all as further disclosed above.  This license agreement involves nominal consideration to this director as a result of his insider status and because of his potential conflict of interest in this regard.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Aggregate fees for professional services rendered us by MORRILL & ASSOCIATES, Certified Public Accountants, and CHISHOLM, BIERWOLF, NILSON & MORRILL, Certified Public Accountants, for the years ended December 31, 2010 and 2009, respectively, are set forth below. The aggregate fees included in the Audit category are fees billed for the year-end audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the calendar years indicated.

Fee Category	2010	2009
Audit Fees	$23,963	$36,500
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$23,963	$36,500

Audit fees for the years ended December 31, 2010 and 2009 were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in the Quarterly Reports on Form 10-Q, consents and other assistance required to complete the year- end audit of our financial statements.

Audit-Related Fees as of the years ended December 31, 2010 and 2009 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended December 31, 2010 and 2009 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended December 31, 2010 and 2009.

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

The following Exhibits are incorporated by reference as a part of this Annual Report on Form 10-K:

3.1  Articles of Incorporation, which were filed as an exhibit to our November 2, 2007, Form 10-SB registration statement

3.2 Bylaws, which were filed as an exhibit to our November 2, 2007, Form 10-SB registration statement

SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, UPLIFT NUTRITION, INC., has duly caused this Annual Report on Form 10-K for its fiscal year ended December 31, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized.

UPLIFT NUTRITION, INC., Issuer

Date:	March 30, 2011	By:	/s/Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer

Date:	March 30, 2011	By:	/s/Edward H. Hall, Sr.
Edward H. Hall, Sr.
Chairman of the Board