Form 10-Q
period 2011-03-31
Uplift Nutrition, Inc.
filed 2011-05-12
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the first quarter ended March 31, 2011

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of March 31, 2011
Common Capital Voting Stock, $0.001 par value per share	45,451,944 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

(UNAUDITED)

CONTENTS

PAGE

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

7

Notes to Unaudited Financial Statements

     8 - 15

UPLIFT NUTRITION, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$ 984	$ 1,076
Inventory	47,450	47,788

Total Current Assets	48,434	48,864

PROPERTY AND EQUIPMENT, NET	996	1,272

OTHER ASSETS

Intangible assets, net	6,391	9,685

Total Other Assets	6,391	9,685

TOTAL ASSETS	$ 55,821	$ 59,821

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 33,301	$ 12,592
Accrued interest payable - related party	119,231	109,077
Stockholder advances	159,624	155,874

Total Current Liabilities	312,156	277,543

TOTAL LIABILITIES	312,156	277,543

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized, 45,451,944 shares issued and outstanding	45,452	45,452
Additional paid-in-capital	1,053,533	1,053,533
Deficit accumulated during development stage	(1,355,320)	(1,316,707)

Total Stockholders' Deficit	(256,335)	(217,722)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 55,821	$ 59,821

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended March 31,		From Inception on March 7, 2005 Through March 31,
	2011	2010	2011

	$ 89	$ 81	$ 28,282

Cost of sales	11	32	36,859
Marketing	745	2,141	208,461
Consulting and professional fees	25,026	-	524,145
Other general and administrative	5,357	15,592	264,011
Salaries and wages	-	-	215,250
Provision for non-collectible receivables	-	-	12,480

Total Operating Expenses	31,139	17,765	1,261,206

	(31,050)	(17,684)	(1,232,924)

Other income	2,591	-	2,591
Loss on disposal of assets	-	-	(1,765)
Interest expense - related party	(10,154)	(11,833)	(123,222)

Total Other Income (Expenses)	(7,563)	(11,833)	(122,396)

LOSS BEFORE INCOME TAXES	(38,613)	(29,517)	(1,355,320)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$ (38,613)	$ (29,517)	$ (1,355,320)

Net loss per common share	$ (0.00)	$ (0.00)

Weighted average shares outstanding	45,451,944	24,766,944

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31,		From Inception on March 7, 2005 Through March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (38,613)	$ (29,517)	$ (1,355,320)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,570	3,570	22,941
Provision for accounts receivable	-	-	12,480
Stock issued for services	-	-	545,750
Loss on disposal of website	-	-	1,764
Inventory obsolescence	-	-	11,234
Changes in operating assets and liabilities:
Inventory	338	94	(58,684)
Prepaid expenses	-	-	-
Accounts receivable	-	-	(12,480)
Accounts payable	20,709	(22,574)	32,931
Accrued interest - related party	10,154	11,832	120,895

Net Cash Used by Operating Activities	(3,842)	(36,595)	(678,489)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets	-	-	(3,296)
Payments for website development	-	-	(23,061)
Payments for indefinite-life intangible assets	-	-	(5,735)

Net Cash Used in Investing Activities	-	-	(32,092)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,441
Net advances from shareholders	3,750	32,000	668,124

Net Cash Provided by Financing Activities	3,750	32,000	711,565

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$ (92)	$ (4,595)	$ 984

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,076	6,475	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 984	$ 1,880	$ 984

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Non-cash financing activity:
Stock issued for conversion of debt	$ -	$ -	$ 510,164

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Condensed Financial Statements

March 31, 2011

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on March 30, 2011.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

NOTE 2 -

GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,355,320 from May 7, 2005 (inception) through March 31, 2011 including a loss of $126,388 for the year ended December 31, 2010. Current liabilities exceed current assets by $228,679 at December 31, 2010. The Company has recognized minimal revenue during its developmental stage (from May 7, 2005 (inception) through March 31, 2011), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3-      RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2011, a related party loaned the Company $3,750.  This addition to the existing principal balance the loan has an annual interest rate of eight percent (8.00%) and is due on demand.  Total principal amounts due to this related party as of the period end March 31, 2011 was $159,624 with accrued interest of $119,231.

NOTE 4-      SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of March 31, 2011 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

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

The first product we developed for commercial sale, Active UpLift®, was only suitable for offer and sale in interstate commerce, and on a retail basis, as recently as four years ago.  At the same time, our other product, All Day Energy Spray®, was only recently developed for offer and sale within the last 20 months.  Because these products have so recently come to market, we have not yet been able to generate significant revenue.

During the quarter, we did not ship any cases of Active UpLift® to re-stock supplies in any Albertsons, Ralphs stores in Southern California, or local Harmon’s grocery stores. As of the date of this document, we also did not ship any additional cases of Active UpLift® to the Albertsons distribution center in Oklahoma for the purpose of re-stocking Albertsons grocery stores throughout Colorado and Arizona.  What product is not sold out of the cases we have shipped can be returned to us by the retailer and the retailer’s account with us is credited accordingly.   During the quarter, we did not ship any Active UpLift® product to any Albertsons stores in Florida, Texas, Arizona or Colorado, nor did we ship any cases to Ralphs or Harmon’s grocery store chains.  In fact, for want of advertising capital, most of these stores are reluctant to continue to carry any of our product.  At this time, we are unable to determine the volume of Active UpLift® inventory remaining in their stores or warehouse to estimate total returns.  The reason we have been dropped from some out-of-state grocery store chains is the result of our  lack OF financial resources and our overall inability to support the necessary promotion that these stores require, not to mention the manpower necessary to keep up with various in-store marketing demands.  Recently, Ralphs sent us a check in the amount of  $2,510 to finish paying for their original order which was never completely paid for.

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

Because our more recent retail marketing efforts of All-Day Energy Spray® have not been as successful as we would have hoped, even in light of current economic conditions, we have tried to become more aggressive in internet marketing for both Active UpLift® and All Day Energy Spray®. During our first quarter ended March 31, 2011, we generated or realized nominal revenue net of discounts and coupons from sales of Active UpLift® and All-Day Energy Spray®.  This lack of internet sales was due, in large part, to our lack of internet advertising.

Assuming that advertising capital becomes available for such purpose, we hope to follow our current marketing strategy with an aggressive national marketing and advertising campaign for All-Day Energy Spray®.  What we anticipate budgeting for this type of expense is set forth in our budget for 2011 contained in our last Annual Report on Form 10-K filed on Edgar, that is, assuming that funds become available for such purpose.  Reference is thus made to that document.  These promotional activities include not only advertising dollars but contribution of product samples, give-a ways, promotional and retail store cooperative advertising.  Our total promotions and marketing expenses were $745 for the three months ended March 31, 2011 compared to $2,141 for the three months ended March 31, 2010.

Cost of goods sold were minimal as a result of low sales and amounted to $11 and $32 for the three months ended March 31, 2011, and 2010, respectively.

Consulting and professional fees were $25,026and $-0- for the three months ended March 31, 2011 and 2010, respectively.

General and administrative expenses were $5,357 and $15,592 for the three months ended March 31, 2011 and 2010, respectively.

Selected Financial Data.

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful.  Reference is made to Part I above and our audited financial statements included in Part F/S of our 2010 Annual Report on Form 10-K recently filed on Edgar.  Reference is also made to the section immediately below titled “Liquidity and Capital Requirements.”  We are still a development stage company and due to current economic conditions, we have decided, for the time being, to curtail concentrating on retail sales of Active UpLift® and further, given that our newest product, All Day Energy Spray® has only recently been made available for retail sale, we have only generated or realized nominal revenues from our operations through the end of our first quarter of 2011.  Our lack of substantial revenue and sales is currently a result of not yet having established normalized operations that would generate significant revenue or establish a pattern of expenditures that correlate with revenue.

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

Liquidity and Capital Requirements.

During the three months ended March 31, 2011, our current assets decreased from $48,864 to $48,434, primarily due to a decrease in cash of $92 and a decrease in inventory of $338.  During the same time frame, total assets decreased by $4,000 from $59,821 to $55,821, primarily from the decrease in intangible assets due to amortization.

During the three months ended March 31, 2011, current liabilities increased from $277,543 to $312,156, an increase of $34,613.  There are several factors that contributed to this net decrease in current liabilities during the three month period.  These include an increase of $3,750 in advances from shareholders, an increase of $10,154 in accrued interest payable to related parties, and an increase in accounts payable of $20,709.  In of the last quarter of  2010, we converted approximately $160,000 in advances from shareholders and accrued interest into 3,185,000 shares of common stock.

Our sales during the first three months of 2011 were $89 as compared to $81 during the first three months of 2010.  Our cost of sales during the first three months of 2011 was $11 as compared to $32 during  the same period last year.   For the three months ended March 31, 2011, our total operating expenses increased by $13,374 or approximately 75% as compared to the three months ended March 31, 2010.

As of March 31, 2011, our cash balance in our checking account was $984.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is provided by our majority shareholder.

The continuation of our current plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.  During the three months ended March 31, 2011, our majority shareholder, Uplift Holdings, loaned or advanced us an additional $3,750. Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such. Uplift Holdings’ loans are considered or designated by us as "advances," inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest on the on-going balance, we currently have no way of paying any interest payments to Uplift Holdings.  As of March 31, 2011, we have accrued approximately $119,000 in interest due and owing stockholders.  In the event we modify our agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments.   As of March 31, 2011, stockholder advances and accrued interest totaled approximately $279,000.

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

Current Status.

During the quarter, we did not market All Day Energy Spray® in any retail convenience stores.  Currently, we are primarily marketing the product on-line through our various websites.  All Day Energy Spray® is an energy spray product on which we completed development during the third quarter of our 2009 fiscal year.

Active UpLift®, our health and energy drink, comes in a powder that is mixed with water.  Other than our marketing this product on-line, this product is currently only featured in some Harmon’s grocery stores in Utah. This product currently comes in two flavors, Active UpLift® – Raspberry Lemonade and Active UpLift® – Apple Cinnamon

PLAN OF OPERATION.

Our principal business plan has been to promote, market and sell our new energy spray, All Day Energy Spray® and our powdered natural energy and health drink, Active UpLift®, through traditional retail distributors, who, in turn, will supply our product to retail health and food stores. We feel that our best markets will be large food store chains and specialty health food outlets.  Unfortunately, as stated elsewhere herein, we have lacked and currently lack the necessary advertising capital to spend in such stores and this fact hinders our overall ability to not only “get into” such stores but to thereafter maintain a presence.  The viability of retail stores for our products, however, has proven correct so far in that we now have relationships with at least 3 large retailers and their distributors.

Our principal business plan, which had been to promote market and sell our unique powdered natural energy and health drink, Active UpLift®, through traditional retail distributors, has changed due to a lack of advertising funds. Because of the success of a 10 store market test of All Day Energy Spray® and the large number of retail distribution inquiries we have received, we have decided to focus our marketing efforts and finances on the distribution and sale of All Day Energy Spray®.  The best markets for our spray product are on-line and in retail convenience stores which utilize point of sale marketing.  Unfortunately, with the current recession, we have not been able to generate significant sales of our first product, Active UpLift®. Because we have come to the realization that our principal product, Active Uplift®, has substantial industry competition, we have decided to focus our marketing energy and resources on All Day Energy Spray®. This product does not face the direct competition in the marketplace that an energy drink does.

We began marketing All Day Energy Spray® during the middle of the third quarter of 2009 and have had encouraging responses from retail users about how good it tastes and how effective the energy boost it gives actually is.

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

As a result of winding down our marketing efforts with respect to Active UpLift®, we had, and will have, less than anticipated sales and gross revenue during this 2011 year. This is because we have, to a large degree, been overly side-tracked on developing product and have otherwise been devoting more time and energy to the completion of EpiGaia™, a third product.  These efforts to complete this new product, and, at the same time, obtain the necessary intellectual property protections, significantly detracted from our ability to concentrate on increasing sales of All Day Energy Spray®.  Because All Day Energy Spray® is a relatively new product, however, we have no any way of knowing or predicting what sales might be.  As of the date of this report, we are primarily marketing All-Day-Energy Spray® on-line through our websites.

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

Our Websites.

During our fourth quarter of 2009, we redesigned our UpLift website and added three other website addresses for the convenience of our eCommerce customers.  Along with our principal web addresses www.upliftnutrition.com and www.upliftenergy.com, we have created www.alldayenergyspray.com and www.EpiGaia.com, as additional platforms from which to promote these two new products.   That is to say, we have created new websites specifically designed to market our EpiGaia™ and All Day Energy Spray® products, websites that have only recently been launched.  As of now, we offer both Active UpLift® and All Day Energy Spray® directly on our websites and eventually plan to offer EpiGaia™ on all of them as well.  We have spent an enormous amount of time and energy on these websites and encourage any investor or interested person to visit them.

Inventory.

As of March 31, 2011, inventory consisted of $36,440 in raw materials, which includes our newly redesigned 14-pack display boxes, and $11,010 in finished goods.

As of March 31, 2011, we have in inventory, 479 boxes (each box contains 14 packets ) of our “new” Active UpLift® apple-cinnamon cold or hot flavor drink, and 300 boxes of the original Active UpLift® raspberry-lemonade flavored drink .

As of the end of our quarter, we had, on hand, bottles of All Day Energy Spray® as follows: 1,656 Citrus flavored bottles, 2,088 Grape flavored bottles, 1,632 Mint flavored bottles, and 2,352 Cinnamon flavored bottles.  On March 31, 2011, we had 1 kilos of EpiGaia™ in our inventory.

The entire finished goods inventory and majority of our product box inventory, including raw materials, is currently held in our warehouse located at 252 West Cottage Avenue, Sandy, Utah.  Any bulk product and other packaging raw material are usually held by Rocky Mountain Co Pack, a third party packager, which packages product at such time as we receive additional orders.

We are NOT Dependent on One Supplier for Our Potential Success.

In addition to obtaining most of our ingredients for Active UpLift® through our current manufacturer, Harmony Concepts located in Weber County, Utah, which, by the way has excellent manufacturer relationships and thus, the purchasing power to get us the best possible prices, we have identified at least three other manufacturers/packagers capable of buying, producing and mixing that  product.  Up until the end of 2010, our Active UpLift® product has been  packaged and placed in boxes for us by Rocky Mountain Co Pack. However, in mid 2010, Rocky Mtn. Co-Pack ceased doing business and returned all the raw ingredients and materials they had to us.  In the meantime, we have found at least two more companies that can manufacture and package our Active UpLift® product.  As yet, we have not had to use them.

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

In implementing our business plan, we are holding expenses to a minimum and we plan to obtain expert and other services on a contingency basis if and when needed.  Until now when we need advertising capital, we have not had a particular or specific need for any outside experts, advisors or consultants.  If we engage outside advisors or consultants for any particular purpose, we will have to make a determination as to how such persons will be compensated.  So far, we have NOT made any arrangements or definitive agreements as yet to use outside experts, advisors or consultants for any reason. This is because, so far, we have not needed to.  We do have a website technician whom we have hired to, among other things, enhance our html source or description codes, namely, Keywords, on our website so that information is more easily susceptible to Yahoo! and Google's search "crawler" or “spider.”

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

Commitment of Our Principal Shareholder to Keep Us “Current” in Our “Reporting Obligations.”

As has been previously reported in our Edgar filings, our principal shareholder, Uplift Holdings, intends to provide us with sufficient funding, throughout this fiscal year, to keep us current in our SEC reporting obligations.  This does NOT include advancing us the funds necessary to embark on a national or other advertising campaign.  The only caveat with regard to this commitment is if it is determined by us and our majority shareholder that our business plan will NOT work and cannot succeed.  If that occurs, and we can make no prediction about whether it will occur or not, our majority shareholder will likely elect to cease funding us. We have NOT entered into any formal, written agreement with Uplift Holdings that contractually binds or obligates it, in writing, to fund us for the next year. Having said this, we will nonetheless be required to continue to evaluate our business plan.  At the expiration of this fiscal year, or earlier, and assuming that we have not been able to obtain the needed capital to expend on advertising, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Uplift Holdings will then have to evaluate whether, and to what extent, it wants to continue to fund our continued existence as a fully reporting company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

Management's Quarterly Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that, as of March 31, 2011, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

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

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

As of March 31, 2011, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.

In response to management’s assessment as of March 31, 2011 and also due to material weaknesses found in the Company’s annual report, the Company and management have implemented the following changes to internal control over financial reporting and believe that these additional controls will mitigate future breakdowns in internal control. Last year, we contracted with an outside accountant to take over some of the financial record keeping duties previously performed by our president.  This individual has been performing bookkeeping services and has past experience with manufacturing companies.  The Company has also implemented more post-closing procedures and reconciliation to meet compliance requirements.  The Company believes that this individual and these additional procedures will help to better address and mitigate those deficiencies noted in the Company’s prior reports.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item  3.  Defaults upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other information.

During the quarter, we became aware that we were no longer quoted for trading on the OTC Bulletin Board for reasons unknown to us.  To our knowledge, several hundred other small “reporting” issuers, like us, are faced with the same situation.  We believe it has something to do with not having at least one (1) market maker submit a quote for four (4) consecutive days on our stock but we are not certain.  It may also have to do with an effort to phase-out the OTC Bulletin Board and encourage issuers to become quoted with OTC Markets.  Reference is made to www.otcmarkets.com.  We are in the process of requesting one of our several market makers to apply for a Rule 15c2-11 exemption for us and hopefully, we will soon be quoted again on the OTC Bulletin Board or we will find out what must be done to correct the current situation.  If need be, we can become quoted on and through OTC

Markets, probably either the OTCQX or OTCQB, both of which apply to “fully reporting” companies like us.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31                         302 Certification of Gary C. Lewis

32                          906 Certification

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLIFT NUTRITION, INC. (Issuer)

Date:	May 10, 2011	:	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 10, 2011	:	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Date:	May 10, 2011	:	/s/Edward Hall
Edward Hall Chairman of the Board