Form 10-Q
period 2011-06-30
Uplift Nutrition, Inc.
filed 2011-08-10
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the second quarter ended June 30, 2011

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of July 31, 2011
Common Capital Voting Stock, $0.001 par value per share	45,451,944 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

(UNAUDITED)

CONTENTS

PAGE

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

7

Notes to Unaudited Financial Statements

     8 - 15

UPLIFT NUTRITION, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$ 607	$ 1,076
Accounts Receivable	372	0
Inventory	46,238	47,788

Total Current Assets	47,217	48,864

PROPERTY AND EQUIPMENT, NET	721	1,272

OTHER ASSETS

Intangible assets, net	4,043	9,685

Total Other Assets	4,043	9,685

TOTAL ASSETS	$ 51,981	$ 59,821

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 27,720	$ 12,592
Accrued interest payable - related party	129,498	109,077
Stockholder advances	170,774	155,874

Total Current Liabilities	327,992	277,543

TOTAL LIABILITIES	327,992	277,543

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized, 45,451,944 shares issued and outstanding	45,452	45,452
Additional paid-in-capital	1,053,533	1,053,533
Deficit accumulated during development stage	(1,374,996)	(1,316,707)

Total Stockholders' Deficit	(276,011)	(217,722)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 51,981	$ 59,821

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		From Inception on March 7, 2005 Through June 30,
	2011	2010	2011	2010	2011
Net Revenues	$415	$94	$504	$175	$28,697
Operating expenses
Cost of sales	1,158	50	1,169	82	38,017
Marketing	496	6,787	1,241	8,928	208,957
Consulting and professional fees	4,346	16,965	29,372	26,565	528,491
Other general and administrative	3,824	11,369	9,181	17,361	267,835
Salaries and wages	0	0	0	0	215,250
Provision for non-collectible receivables	0	0	0	0	12,480
Total Operating Expenses	9,824	35,171	40,963	52,936	1,271,030
Loss from Operations	(9,409)	(35,077)	(40,459)	(52,761)	(1,242,333)
Other Income (Expenses)
Other income	0	0	2,591	0	2,591
Loss on disposal of assets	0	0	0	0	(1,764)
Interest expense – related party	(10,267)	(12,435)	(20,421)	(24,268)	(133,490)
Total Other Income (Expenses)	(10,267)	(12,435)	(17,830)	(24,268)	(132,663)
Loss Before Income Taxes	(19,676)	(47,512)	(58,289)	(77,029)	(1,374,996)
Income Tax Expense	0	0	0	0	0
NET LOSS	$(19,676)	$(47,512)	$(58,289)	$(77,029)	$(1,374,996)

Basic and Diluted:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00
Weighted-average shares outstanding	45,451,944	45,451,944	45,451,944	45,451,944

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended June 30,		From Inception on March 7, 2005 Through June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (58,289)	$ (77,029)	$ (1,374,996)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,193	7,141	25,564
Provision for accounts receivable	0	0	12,480
Stock issued for services	0	0	545,750
Loss on disposal of website	0	0	1,764
Inventory obsolescence	0	0	11,234
Changes in operating assets and liabilities:
Inventory	1,550	4,419	(57,472)
Accounts receivable	(372)	0	(12,852)
Accounts payable	15,128	(12,378)	27,350
Accrued interest - related party	20,421	24,263	131,162

Net Cash Used by Operating Activities	(15,369)	(53,584)	(690,016)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets	0	0	(3,296)
Payments for website development	0	0	(23,061)
Payments for indefinite-life intangible assets	0	0	(5,735)

Net Cash Used in Investing Activities	0	0	(32,092)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	0	0	1,000
Shareholder contributions	0	0	42,441
Net advances from shareholders	14,900	48,000	679,274

Net Cash Provided by Financing Activities	14,900	48,000	722,715

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$ (469)	$ (5,584)	$ 607

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,076	6,475	0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 607	$ 891	$ 607

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$ 0	$ 0	$ 0
Income taxes	$ 0	$ 0	$ 0
Non-cash financing activity:
Stock issued for conversion of debt	$ 0	$ 0	$ 510,164

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

June 30, 2011

(Unaudited)

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on March 30, 2011.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

NOTE 2 -

GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,374,996 from May 7, 2005 (inception) through June 30, 2011 including a loss of $126,388 for the year ended December 31, 2010. Current liabilities exceeded current assets by $228,679 at December 31, 2010. The Company has recognized minimal revenue during its developmental stage (from May 7, 2005 (inception) through June 30, 2011), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3-      RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011, a related party loaned the Company $14,900.  This addition to the existing principal balance of the loan has an annual interest rate of eight percent (8.00%) and is due on demand.  Total principal amounts due to this related party as of the period ended June 30, 2011 was $170,774 with accrued interest of $129,498.

NOTE 4-      SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of June 30, 2011 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

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

During the quarter, we did not ship any cases of Active UpLift® to re-stock supplies in any Albertsons, Ralphs stores in Southern California, or local Harmon’s grocery stores.  As of the date of this document, we also did not ship any additional cases of Active UpLift® to the Albertsons distribution center in Oklahoma for the purpose of re-stocking Albertsons grocery stores throughout Colorado and Arizona.  What product is not sold out of the cases we have shipped can be returned to us by the retailer and the retailer’s account with us is credited accordingly.   During the quarter, we did not ship any Active UpLift® product to any Albertsons stores in Florida, Texas, Arizona or Colorado, nor did we ship any cases to Ralphs or Harmon’s grocery store chains.  In fact, for want of advertising capital, most of these stores are reluctant to continue to carry our product.  At this time, we are unable to determine the volume of Active UpLift® inventory remaining in their stores or warehouse to estimate total returns.  The reason we have been dropped from some out-of-state grocery store chains is the result of our lack of financial resources and our overall inability to support the necessary promotion that these stores require, not to mention the manpower necessary to keep up with various in-store marketing demands.

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

Because our more recent retail marketing efforts of All-Day Energy Spray® have not been as successful as we would have hoped, even in light of current economic conditions, we have tried to become more aggressive in internet marketing for both Active UpLift® and All Day Energy Spray®. During our second quarter ended June 30, 2011, we generated or realized nominal revenue net of discounts and coupons from sales of Active UpLift® and All-Day Energy Spray®.  This lack of internet sales was due, in large part, to our lack of internet and other advertising.

Assuming that advertising capital becomes available for such purpose, we hope to follow our current marketing strategy with an aggressive national marketing and advertising campaign for All-Day Energy Spray®.  What we anticipate budgeting for this type of expense is set forth in our budget for 2011 contained in our last Annual Report on Form 10-K filed on Edgar, that is, assuming that funds become available for such purpose.  Reference is thus made to that document.  These promotional activities include not only advertising dollars but contribution of product samples, give-a ways, promotional and retail store cooperative advertising.  Our total promotions and marketing expenses were $1,241 for the six months ended June 30, 2011 compared to $8,928 for the six months ended June 30, 2010.

Cost of goods sold were minimal as a result of low sales and amounted to $1,169 and $82 for the six months ended June 30, 2011, and 2010, respectively.

Consulting and professional fees were $29,372 and $26,565 for the six months ended June 30, 2011 and 2010, respectively.

General and administrative expenses were $9,181 and $17,361 for the six months ended June 30, 2011 and 2010, respectively.

Selected Financial Data.

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful.  Reference is made to Part I above and our audited financial statements included in Part F/S of our 2010 Annual Report on Form 10-K recently filed on Edgar.  Reference is also made to the section immediately below titled “Liquidity and Capital Requirements.”  We are still a development stage company and due to current economic conditions, we have decided, for the time being, to curtail concentrating on retail sales of Active UpLift® and further, given that our newest product, All Day Energy Spray® has only recently been made available for retail sale, we have only generated or realized nominal revenues from our operations through the end of our second quarter of 2011.  Our lack of substantial revenue and sales is currently a result of not yet having established normalized operations that would generate significant revenue or establish a pattern of expenditures that correlate with revenue.

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

Liquidity and Capital Requirements.

During the six months ended June 30, 2011, our current assets decreased from $48,864 to $47,217, primarily due to a decrease in cash of $469 and a decrease in inventory of $1,550.  During the same time frame, total assets decreased by $7,840 from $59,821 to $51,981, primarily from the decrease in fixed assets due to depreciation and intangible assets due to amortization.

During the six months ended June 30, 2011, current liabilities increased from $277,543 to $327,992, an increase of $50,449.  There are several factors that contributed to this net decrease in current liabilities during the six month period.  These include an increase of $14,900 in advances from shareholders, an increase of $20,421 in accrued interest payable to related parties, and an increase in accounts payable of $15,128.

Our sales during the first six months of 2011 were $504 as compared to $175 during the first six months of 2010.  Our cost of sales during the first six months of 2011 was $1,169 as compared to $82 during  the same period last year.   For the six months ended June 30, 2011, our total operating expenses decreased by $11,973 or approximately 23% as compared to the six months ended June 30, 2010.

As of June 30, 2011, our cash balance in our checking account was $607.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is provided by our majority shareholder.

The continuation of our current plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.   During the six months ended June 30, 2011, our majority shareholder, Uplift Holdings, loaned or advanced us an additional $14,900. Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such. Uplift Holdings’ loans are considered or designated by us as "advances," inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest on the on-going balance, we currently have no way of paying any interest payments to Uplift Holdings.  As of June 30, 2011, we have accrued approximately $129,000 in interest due and owing stockholders.  In the event we modify our agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments.  As of June 30, 2011, stockholder advances and accrued interest totaled approximately $300,000.

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

Our principal business plan, which had been to promote market and sell our unique powdered natural energy and health drink, Active UpLift®, through traditional retail distributors, has changed due to a lack of advertising funds.  Because of the success of a 10 store market test of All Day Energy Spray® and the large number of retail distribution inquiries we have received, we have decided to focus our marketing efforts and finances on the distribution and sale of All Day Energy Spray®.  The best markets for our spray product are on-line and in retail convenience stores which utilize point of sale marketing.  Unfortunately, with the current recession, we have not been able to generate significant sales of our first product, Active UpLift®.  Because we have come to the realization that our principal product, Active Uplift®, has substantial industry competition, we have decided to focus our marketing efforts and resources on All Day Energy Spray®. This product does not face the direct competition in the marketplace that an energy drink does.

We began marketing All Day Energy Spray® during the middle of the third quarter of 2009 and have had encouraging responses from retail users about how good it tastes and how effective the energy boost it gives actually is.

Although it would have taken a long time for Active UpLift® to actually catch on and begin selling and would have further required spending substantial sums of money on advertising—capital we don’t have at the present time—we are hopeful that it won’t take nearly as long nor will it require as much to be spent on advertising for All-Day-Energy Spray® to "catch on" and generate meaningful sales.  This remains to be seen, however.  As stated above, we believe this because All-Day-Energy Spray® has relatively little competition compared to Active UpLift® and the overall energy drink market.

As a result of winding down our marketing efforts with respect to Active UpLift®, we had, and will have, less than anticipated sales and gross revenue during this 2011 year.  This is because we have, to a large degree, been overly side-tracked on developing product and have otherwise been devoting more time and energy to the completion of EpiGaia™, a third product. These efforts to complete this new product, and, at the same time, obtain the necessary intellectual property protections, significantly detracted from our ability to concentrate on increasing sales of All Day Energy Spray®.  Because All Day Energy Spray® is a relatively new product, however, we have no any way of knowing or predicting what sales might be.  As of the date of this report, we are primarily marketing All-Day-Energy Spray® on-line through our various websites.

Our principal goal during 2011 and into 2012 is to raise capital in some fashion in order to embark on a serious advertising campaign in conjunction with a large retail chain store, many of whom we have contacted and communicated with for this purpose.  As disclosed above, our majority shareholder is  continuing to investigate the possibility of further selling its debt securities (i.e., convertible notes) and then allowing the new debtor to exchange the debt securities it receives for common stock.

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

Inventory.

As of June 30, 2011, inventory consisted of $36,342 in raw materials, which includes our newly redesigned 14-pack display boxes, and $9,895 in finished goods.

As of June 30, 2011, we have in inventory, 479 boxes (each box contains 14 packets ) of our “new” Active UpLift® apple-cinnamon cold or hot flavor drink, and 249 boxes of the original Active UpLift® raspberry-lemonade flavored drink.

As of June 30, 2011, we had, on hand, bottles of All Day Energy Spray® as follows: 1,284 Citrus flavored bottles,1,716 Grape flavored bottles,1,260 Mint flavored bottles, and 1,980 Cinnamon flavored bottles.  On June 30, 2011, we had one (1) kilo of EpiGaia™ in our inventory.

The entire finished goods inventory and majority of our product box inventory, including raw materials, is currently held in our warehouse located at 252 West Cottage Avenue, Sandy, Utah.  Any bulk product and other packaging raw material had been held at  Rocky Mountain Co Pack, but Rocky Mtn Co-pack has gone out of business.  As a result, all of our raw ingredients are now kept at our Company warehouse in Sandy, Utah.

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

Commitment of Our Principal Shareholder to Keep Us “Current” in Our “Reporting Obligations .”

As has been previously reported in our Edgar filings, our principal shareholder, Uplift Holdings, intends to provide us with sufficient funding, throughout this fiscal year, to keep us current in our SEC reporting obligations.  This does NOT include advancing us the funds necessary to embark on a national or other advertising campaign.  The only caveat with regard to this commitment is if it is determined by us and our majority shareholder that our business plan will NOT work and cannot succeed.  If that occurs, and we can make no prediction about whether it will occur or not, our majority shareholder will likely elect to cease funding us.  We have NOT entered into any formal, written agreement with Uplift Holdings that contractually binds or obligates it, in writing, to fund us for the next year.  Having said this, we will nonetheless be required to continue to evaluate our business plan.  At the expiration of this fiscal year, and assuming that we have not been able to obtain the needed capital to expend on advertising, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Uplift Holdings will then have to evaluate whether, and to what extent, it wants to continue to fund our continued existence as a fully reporting company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

Management's Quarterly Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended).  In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of June 30, 2011, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

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

As of June 30, 2011, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting .

In response to management’s assessment as of June 30, 2011 and also due to material weaknesses found in the Company’s annual report, the Company and management have implemented the following changes to internal control over financial reporting and believe that these additional controls will mitigate future breakdowns in internal control.  Last year, we contracted with an outside accountant to take over some of the financial record keeping duties previously performed by our president.  This individual has been performing bookkeeping services and has past experience with manufacturing companies.  The Company has also implemented more post-closing procedures and reconciliation to meet compliance requirements.  The Company believes that this individual and these additional procedures will help to better address and mitigate those deficiencies noted in the Company’s prior reports.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item  3.  Defaults upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other information.

Our stock trades on the OTC Bulletin Board under the symbol UPNT.OB.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31                         302 Certification of Gary C. Lewis

32                          906 Certification

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLIFT NUTRITION, INC. (Issuer)

Date:	August 10, 2011	:	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 10, 2011	:	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Date:	August 10, 2011	:	/s/Edward Hall
Edward Hall Chairman of the Board