Form 10-Q
period 2011-09-30
Uplift Nutrition, Inc.
filed 2011-11-14
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the third quarter ended September 30, 2011

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 1, 2011
Common Capital Voting Stock, $0.001 par value per share	95,451,944 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

(UNAUDITED)

CONTENTS

PAGE

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to Unaudited Financial Statements

     6

UPLIFT NUTRITION, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$ 1,275	$ 1,076
Accounts Receivable	372	0
Inventory	46,213	47,788

Total Current Assets	47,860	48,864

PROPERTY AND EQUIPMENT, NET	451	1,272

OTHER ASSETS

Intangible assets, net	3,797	9,685

Total Other Assets	3,797	9,685

TOTAL ASSETS	$ 52,108	$ 59,821

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 18,198	$ 12,592
Accrued interest payable - related party	1,524	109,077
Stockholder advances	10,000	155,874

Total Current Liabilities	29,722	277,543

TOTAL LIABILITIES	29,722	277,543

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 100,000,000 shares authorized, 95,451,944 and 45,451,944 shares issued and outstanding, respectively	95,452	45,452
Additional paid-in-capital	1,313,533	1,053,533
Deficit accumulated during development stage	(1,386,599)	(1,316,707)

Total Stockholders' Equity (Deficit)	22,386	(217,722)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 52,108	$ 59,821

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		From Inception on March 7, 2005 Through September 30,
	2011	2010	2011	2010	2011
Net Revenues	$94	$160	$598	$335	$28,791
Operating expenses
Cost of sales	24	74	1,193	156	38,041
Marketing	179	1,134	1,420	10,062	209,136
Consulting and professional fees	9,831	10,491	39,203	37,056	538,322
Other general and administrative	1,611	6,053	10,792	23,414	269,446
Salaries and wages	0	0	0	0	215,250
Provision for non-collectible receivables	0	0	0	0	12,480
Total Operating Expenses	11,645	17,752	52,608	70,688	1,282,675
Loss from Operations	(11,551)	(17,592)	(52,010)	(70,353)	(1,253,884)
Other Income (Expenses)
Other income	0	0	2,591	0	2,591
Loss on disposal of assets	0	0	0	0	(1,764)
Interest expense – related party	(52)	(12,749)	(20,473)	(37,017)	(133,542)
Total Other Income (Expenses)	(52)	(12,749)	(17,882)	(37,017)	(132,715)
Loss Before Income Taxes	(11,603)	(30,341)	(69,892)	(107,370)	(1,386,599)
Income Tax Expense	0	0	0	0	0
NET LOSS	$(11,603)	$(30,341)	$(69,892)	$(107,370)	$(1,386,599)

Basic and Diluted:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average shares outstanding	70,451,944	24,801,564	53,876,852	24,778,611

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended September 30,		From Inception on March 7, 2005 Through September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (69,892)	$ (107,370)	$ (1,386,599)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,710	10,711	26,081
Provision for accounts receivable	0	0	12,480
Stock issued for services	0	0	545,750
Loss on disposal of website	0	0	1,764
Inventory obsolescence	0	0	11,234
Changes in operating assets and liabilities:
Inventory	1,575	6,281	(57,447)
Accounts receivable	(372)	0	(12,852)
Accounts payable	5,606	(13,010)	17,828
Accrued interest - related party	20,472	37,007	131,213

Net Cash Used by Operating Activities	(35,901)	(66,381)	(710,548)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets	0	0	(3,296)
Payments for website development	0	0	(23,061)
Payments for indefinite-life intangible assets	0	0	(5,735)

Net Cash Used in Investing Activities	0	0	(32,092)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	0	0	1,000
Shareholder contributions	0	0	42,441
Net advances from shareholders	36,100	61,000	700,474

Net Cash Provided by Financing Activities	36,100	61,000	743,915

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$ 199	$ (5,381)	$ 1,275

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,076	6,475	0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,275	$ 1,094	$ 1,275

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$ 0	$ 0	$ 0
Income taxes	$ 0	$ 0	$ 0
Non-cash financing activity:
Stock issued for conversion of debt	$ 310,000	$ 160,164	$ 820,164

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Condensed Financial Statements

September 30, 2011

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on March 30, 2011.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

NOTE 2 -

GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,386,599 from May 7, 2005 (inception) through September 30, 2011 including a loss of $126,388 for the year ended December 31, 2010. Current liabilities exceeded current assets by $228,679 at December 31, 2010. The Company has recognized minimal revenue during its developmental stage (from May 7, 2005 (inception) through September 30, 2011), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3-      RELATED PARTY TRANSACTIONS

On August 15, 2011, the Company issued 50,000,000 shares of common stock to our majority shareholder, Uplift Holdings, LLC, for the conversion of $310,000 in notes payable and interest.

During the nine months ended September 30, 2011, a related party loaned the Company $36,100.  This addition to the existing principal balance of the loan has an annual interest rate of eight percent (8.00%) and is due on demand.  Following the conversion of debt described above, total principal amounts due to this related party as of the period ended September 30, 2011 was $10,000 with accrued interest of $1,524.

NOTE 4-      SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of September 30, 2011 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

We are a start-up, internet-based eCommerce company that offers and sells a new natural energy and health drink called Active UpLift® in two different flavors and also, an energy spray called All-Day Energy Spray®.

We have other products that we have also developed but to date, we have lacked the advertising capital to introduce them to the public and market them in a significant or meaningful way.

In addition to offering our products for sale on-line, we continue to do what is necessary to get our principal 2 products carried in retail grocery and health food stores around the country.  This is exceptionally difficult since we have lacked the advertising capital necessary to maintain any such presence.  While we have made substantial progress in this regard over the last two years, our ability to stay in a retail store without a significant and continued advertising budget is limited.  As a result of our past retail store placement successes, we are uncertain at the present time about the extent to which we will rely on the Internet for the majority of our business.  Our four (4) websites, namely, www.upliftnutrition.com, www.upliftenergy.com, www.alldayenergyspray.com, and www.EpiGaia.com, each offer and sell both Active UpLift® and All-Day Energy Spray®.

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

Because our more recent retail marketing efforts of All-Day Energy Spray® have not been as successful as we would have hoped, even in light of current economic conditions, we have tried to become more aggressive in internet marketing for both Active UpLift® and All Day Energy Spray®. During our third quarter ended September 30, 2011, we generated or realized nominal revenue net of discounts and coupons from sales of Active UpLift® and All-Day Energy Spray®  This lack of internet sales was due, in large part, to our lack of internet and other advertising.

Assuming that advertising capital becomes available for such purpose, we hope to follow our current marketing strategy with an aggressive national marketing and advertising campaign for All-Day Energy Spray®.  What we anticipate budgeting for this type of expense is set forth in our budget for 2011 contained in our last Annual Report on Form 10-K filed on Edgar, that is, assuming that funds become available for such purpose.  Reference is thus made to that document.  These promotional activities include not only advertising dollars but contribution of product samples, give-a ways, promotional and retail store cooperative advertising.  Our total promotions and marketing expenses were $1,420 for the nine months ended September 30, 2011 compared to $10,062 for the nine months ended September 30, 2010.

Cost of goods sold were minimal as a result of low sales and amounted to $1,193 and $156 for the nine months ended September 30, 2011, and 2010, respectively.

Consulting and professional fees were $39,203 and $37,056 for the nine months ended September 30, 2011 and 2010, respectively.

General and administrative expenses were $10,792 and $23,414 for the nine months ended September 30, 2011 and 2010, respectively.

Selected Financial Data.

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful.  Reference is made to Part I above and our audited financial statements included in Part F/S of our 2010 Annual Report on Form 10-K filed on Edgar earlier in the year.  Reference is also made to the section immediately below titled “Liquidity and Capital Requirements.”  We are still a development stage company and due to current economic conditions, we have decided, for the time being, to curtail concentrating on retail sales of Active UpLift® and further, given that our newest product, All Day Energy Spray® has only recently been made available for retail sale, we have only generated or realized nominal revenues from our operations through the end of our third quarter of 2011.  Our lack of substantial revenue and sales is currently a result of not yet having established normalized operations that would generate significant revenue or establish a pattern of expenditures that correlate with revenue.

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

                Funding of these and other expenses has been from working capital provided by our majority stockholder, namely, Uplift Holdings,

                LLC, an entity which, because of its controlling ownership interest in us, has an obvious vested interest in seeing us successfully market our current and new products.

Liquidity and Capital Requirements.

During the nine months ended September 30, 2011, our current assets decreased from $48,864 to $47,860, primarily due to a decrease in inventory of $1,575.  During the same time frame, total assets decreased by $7,713 from $59,821 to $52,108, primarily from the decrease in fixed assets due to depreciation and intangible assets due to amortization.

During the nine months ended September 30, 2011, current liabilities decreased from $277,543 to $29,722, a decrease of $247,821.  There are several factors that contributed to this net decrease in current liabilities during the nine month period.  The biggest factor was the conversion of $310,000 in liabilities to stock.  The Company received $36,100 in advances from shareholders during the nine months ended September 30, 2011 but most of these advances were converted to stock.  Stockholder advances decreased by $145,874,  accrued interest payable to related parties decreased by $107,553, and accounts payable increased by $5,606.

Our sales during the first nine months of 2011 were $598 as compared to $335 during the first nine months of 2010.  Our cost of sales during the first nine months of 2011 was $1,193 as compared to $156 during the same period last year.  For the nine months ended September 30, 2011, our total operating expenses decreased by $18,080 or approximately 26% as compared to the nine months ended September 30, 2010.

As of September 30, 2011, our cash balance in our checking account was $1,275.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is provided by our majority shareholder.

The continuation of our current plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.  During the nine months ended September 30, 2011, our majority shareholder, Uplift Holdings, loaned or advanced us an additional $36,100. Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such.  Uplift Holdings’ loans are considered or designated by us as "advances," inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest on the on-going balance, we currently have no way of paying any interest payments to Uplift Holdings.  As of September 30, 2011, we have accrued approximately $1,524 in interest due and owing stockholders.  In the event we modify our agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments.  As of September 30, 2011, stockholder advances and accrued interest totaled approximately $11,524. See Item 2 of Part II below titled “Unregistered Sales of Equity Securities and Use of Proceeds,” which discusses the conversion of $310,000 worth of debt on our balance sheet in August in exchange for the issuance, to our majority shareholder, of 50 million common capital shares, thereby resulting in a total of 95,451,944 shares issued and outstanding as of the quarter end. As further explained in Item 5 of Part II below titled “Other information,” our majority shareholder signed a shareholder consent under Nevada law approving a resolution to undertake a 1 for 20 reverse split of our shares, a reverse split that will not be effective until at least November 15 or whenever such corporate action is approved by the Financial Industry Regulatory Authority (FINRA).

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

Although it would have taken a long time for Active UpLift® to actually catch on and begin selling and would have further required spending substantial sums of money on advertising—capital we don’t have at the present time—we are hopeful that it won’t take nearly as long nor will it require as much to be spent on advertising for All-Day-Energy Spray® to "catch on" and generate meaningful sales.  This remains to be seen, however.  As stated above, we believe this because All-Day-

Energy Spray® has relatively little competition compared to Active UpLift® and the overall energy drink market.

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

Our principal goal during 2011 and into 2012 is to raise capital in some fashion in order to embark on a serious advertising campaign in conjunction with a large retail chain store, many of whom we have contacted and communicated with for this purpose.  As disclosed in item 2 of Part II below, we eliminated $310,000 in debt on our balance sheet during the quarter through the exercise of outstanding convertible notes in favor of our majority shareholder.  We believe that retiring such debt makes us more suitable or attractive to an equity or other investor.

Our Websites.

Over a year ago, we redesigned our UpLift website and added three other website addresses for the convenience of our eCommerce customers.  Along with our principal web addresses www.upliftnutrition.com and www.upliftenergy.com, we have created www.alldayenergyspray.com and www.EpiGaia.com, as additional platforms from which to promote these two new products.   That is to say, we have created new websites specifically designed to market our EpiGaia™ and All Day Energy Spray® products, websites that have only recently been launched.  As of now, we offer both Active UpLift® and All Day Energy Spray® directly on our websites and eventually plan to offer EpiGaia™ on all of them as well.  We have spent an enormous amount of time and energy on these websites and encourage any investor or interested person to visit them.

Inventory.

As of September 30, 2011, inventory consisted of $36,342 in raw materials, which includes our newly redesigned 14-pack display boxes, and $9,871 in finished goods.

As of September 30, 2011, we have in inventory, 479 boxes (each box contains 14 packets ) of our “new” Active UpLift® apple-cinnamon cold or hot flavor drink, and 245 boxes of the original Active UpLift® raspberry-lemonade flavored drink.

As of September 30, 2011, we had, on hand, bottles of All Day Energy Spray® as follows: 1,284 Citrus flavored bottles, 1,716 Grape flavored bottles, 1,256 Mint flavored bottles, and 1,980 Cinnamon flavored bottles.  On September 30, 2011, we had one (1) kilo of EpiGaia™ in our inventory.

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

We are NOT Dependent on One Supplier for Our Potential Success.

In addition to obtaining most of our ingredients for Active UpLift® through our current manufacturer, Harmony Concepts located in Weber County, Utah, which, by the way has excellent manufacturer relationships and thus, the purchasing power to get us the best possible prices, we have identified at least three other manufacturers/packagers capable of buying, producing and mixing that  product.  Up until the end of 2010, our Active UpLift® product has been packaged and placed in boxes for us by Rocky Mountain Co Pack.  However, last year, Rocky Mtn. Co-Pack ceased doing business and returned all the raw ingredients and materials they had to us.  In the meantime, we have found at least two more companies that can manufacture and package our Active UpLift® product.  As yet, we have not had to use them.

Up until the end of 2009, our All-Day-Energy Spray® product was mixed and packaged by DaiShin Packaging in Springville, Utah.  Last year, we contracted with Mtn. View Packaging, a new mixing and packaging company that we wanted to re-formulate and re-package All Day Energy Spray®.  We were very satisfied and would use them again, if necessary.

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

Our Current Marketing/Advertising Strategy.

As disclosed above, we have changed directions during the last nine months and have decided to concentrate our marketing efforts on All Day Energy Spray® instead of Active Uplift® or EpiGaia™.  In this regard, we are concentrating our new marketing efforts in several areas.  For example, we are concentrating on website advertising and marketing through several new websites and otherwise keeping all of our websites updated and fully functional.  Through these efforts, we have now started a marketing effort on various popular and more significant search engines.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of September 30, 2011, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the

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

Management’s Report on Disclosure Controls and Procedures.

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

As of September 30, 2011, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.

In response to management’s assessment as of September 30, 2011 and also due to material weaknesses found in the Company’s annual report, the Company and management have implemented the following changes to internal control over financial reporting and believe that these additional controls will mitigate future breakdowns in internal control.  Last year, we contracted with an outside accountant to take over some of the financial record keeping duties previously performed by our president.  This individual has been performing bookkeeping services and has past experience with manufacturing companies. The Company has also implemented more post-closing procedures and reconciliation to meet compliance requirements.  The Company believes that this individual and these additional procedures will help to better address and mitigate those deficiencies noted in the Company’s prior reports.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 15, 2011, a majority of our Board of Directors approved a corporate resolution authorizing, at the request of our majority shareholder, Uplift Holdings, LLC, the conversion of $310,000 of debt owed by us to it.  Such debt has long been subject of a Convertible Note and therefore, it had been “securitized.”  The $310,000 of debt was converted to common stock at a price of $0.0062 per share, which was higher than our stock had traded in the market, our stock having previously traded at $0.003 bid and $0.40 asked.  Further, the actual trades over the previous 2 week period had been at $0.0062 per share.  The Board determined that this conversion price was reasonable and fair.  Mr. Hall, the Chairman of the Board, abstained from such vote inasmuch as he is a principal of our majority shareholder.  A total of fifty million (50,000,000) restricted shares were thus issued to Uplift Holdings, LLC, and $310,000 of debt was eliminated or canceled from our balance sheet.  This has left us with a total of 95,451,944 shares of our common capital stock issued and outstanding as of the end of our third quarter.  This action has significantly cleaned up our balance sheet in our opinion.

Item  3.  Defaults upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other information.

Our stock trades on the OTC Bulletin Board under the symbol UPNT.OB.

On October 14, 2011, after the end of our third quarter, having failed to receive a comment from the Commission on our “preliminary” or PRE14C Information Statement that we had previously filed, we filed a “definitive” or DEF14C Information Statement on Edgar, the SEC’s public company database.  Reference is made to our various and most recent Edgar filings.

On or about October 20, 2011, having failed to receive any comments from the Commission, we mailed our Definitive 14C Information Statement out to all of our stockholders.  This Information Statement discloses that our majority shareholder approved a Board Resolution authorizing a 1 for 20 reverse split of our common capital shares.  It also discloses that our majority shareholder approved a resolution authorizing the creation of a preferred class of stock, all of the rights and preferences to which are subject to the discretion and determination of our Board of Directors.  Finally, the Information Statement discloses that our majority shareholder further approved a resolution allowing our Board of Directors to approve a employee stock option or stock incentive plan, in the future, without the need or other requirement for further shareholder approval.

On October 28, 2011, we notified FINRA of the proposed reverse split mentioned in the previous paragraph.  These three (3) corporate actions are scheduled to become effective on or about November 15, 2011.  The reverse split shall be effective on such date or when otherwise approved by FINRA.  In order for these corporate actions to take effect, the Nevada Secretary of State must stamp a Certificate of Amendment to our Articles, a Certificate of Change form relating to the reverse split and also, a Certificate of Designation form which discloses the rights and preferences relative to our newly designated Preferred Shares.  Reference is made to our DEF14C Information Statement filed on Edgar on October 14, 2011.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31                         302 Certification of Gary C. Lewis

32                          906 Certification

(b) Reports on Form 8-K

None; however, as set forth in Item 5 immediately above, we filed a Definitive 14C Information Statement on Edgar which we mailed out to our stockholders on October 20, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLIFT NUTRITION, INC. (Issuer)

Date:	November 10, 2011	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 10, 2011	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Date:	November 10, 2011	/s/Edward Hall
Edward Hall Chairman of the Board