Form 10-K
period 2011-12-31
Uplift Nutrition, Inc.
filed 2012-03-21
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

As of the close of business on December 31, 2011, our fiscal year-end and as of the date of this annual report, the aggregate market value of the voting stock held by non-affiliates, an amount consisting of a total of 1,346,667 shares or approximately 28.2% of our total number of issued and outstanding shares, was considered by us to have a value of $20,200 or $0.015 per share.  This valuation is based on the year end market price of our stock, which was approximately $0.015 per share, a date after our 1 for 20 reverse split went effective.  Our stock is quoted on the OTC Bulletin Board under the symbol UPNT.OB.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

Effective December 9, 2011, we received approval from the Financial Industry Regulatory Authority (FINRA) to reverse split our shares 1 for 20.  Accordingly, as of our fiscal year end and date of this document, the Issuer had a total of 4,772,597 common capital shares issued and outstanding of which 3,425,930 are either "restricted” or “control shares” and otherwise owned and held by officers, directors, insiders and affiliates.  This figure of 3,425,930 “restricted” or “control” shares includes 7,430 shares owned and held individually by the principal of our majority stockholder as of December 31, 2011.   The figure of 3,425,930 shares represents 72% of our total number of issued and outstanding shares.  See Item 12 of Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

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

TABLE OF CONTENTS

PART I

ITEM .BUSINESS.                                                                                                                      4

ITEM 1A. RISK FACTORS.                                                                                                       10

ITEM 1B. UNRESOLVED STAFF COMMENTS                                                                        10

ITEM 2. PROPERTIES.                                                                                                             10

ITEM 3. LEGAL PROCEEDINGS.                                                                                             11

ITEM 4. MINE SAFETY DISCLOSURES                                                                                   11

PARTII                                                                                                                                            11

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                                            11

ITEM 6.  SELECTED FINANCIAL DATA                                                                                   15

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS.                                                                                                    15

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.          23

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA.                                         23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.                                                                                              37

ITEM 9A.  CONTROLS AND PROCEDURES.                                                                           37

ITEM 9B. OTHER INFORMATION.                                                                                          38

PART III                                                                                                                                          38

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE .                                                                                        38

ITEM 11. EXECUTIVE COMPENSATION.                                                                               40

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                                                                            42

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.                                                                                                                    44

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.                                                 44

PART IV                                                                                                                                          45

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.                                               45

PART I

ITEM 1.    BUSINESS.

Uplift Nutrition, Inc. (“Uplift” or “the Company”), a Nevada corporation, is a developer, manufacturer, marketer and seller of new natural energy and health products such as the health drink, Active UpLift®, a product that comes in two flavors.  Our principal new product is called All Day Energy Spray®.  We have a registered trademark on this latest new product from the U.S. Patent and Trademark Office.

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

Both Active UpLift® and All-Day Energy Spray® are currently marketed on a minimal retail basis and also through our four (4) websites:   www.upliftnutrition.com, www.upliftenergy.com, www.alldayenergyspray.com and www.EpiGaia.com.

While we have made several significant contacts in the retail food business over the last few years, we have been unable to seriously launch our products in any national convenience or other large food chain stores for want of advertising capital.  This is the biggest problem we have faced during the last two fiscal years and the biggest problem we currently face.   As a result, All Day Energy Spray® is currently only featured in 4 stores in Cache Valley, Utah.  Active UpLift is no longer featured in any Harmons grocery stores in Utah.  We no longer feature our products in any Ralphs or Albertsons grocery store chains.  We do, however, offer and sell both products on the internet and internet sales have been steady.

Our new green tea drink is fully developed but is not currently being marketed.  Our other new “super juice” drink, EpiGaia™, is also not being marketed at present, all for want of advertising capital.

Unless and until we can generate substantial advertising capital in some fashion, our ability to remain in business in our current form through the next year or longer may be in doubt.

Current Status of the Company

We are not presently involved in any bankruptcy or insolvency proceeding of any kind and none of our officers and directors has been involved, directly or indirectly, in any bankruptcy or similar proceeding.  Neither we nor any officer or director is involved in any pending litigation, nor is any litigation involving us or any officer or director threatened.

We have no subsidiaries or properties other than the products we have developed and on which we have obtained various intellectual property protections.  We also have products that we are not currently marketing or not aggressively marketing.

We are not involved in any joint venture with any other party.  Other than the money we have been advanced by Uplift Holdings, our principal shareholder, and a 2008 license agreement we have with its principal relative to a product we aren’t currently marketing, we are not currently involved in any contract with any other person or entity, including any marketing or consulting agreements.  We are, however, continuing to look at whether we can enter into any advertising, marketing and vendor distribution agreements with various retailers and on what terms.  This is something that we are doing on an on-going basis in the ordinary course of our business.

As set forth in our balance sheet in Part F/S below, as of December 31, 2011, we had $-0- in cash and approximately $22,287 worth of material in inventory with which to make product.

We maintain executive offices or facilities at the office of our Chairman of the Board located at 252 West Cottage Avenue, Sandy, Utah 84070.  We do not pay rent for these office facilities because their use is only nominal. When necessary, we formulate and manufacture our natural energy and health drink product, Active UpLift®, at the warehouse facilities of a health food packager known as Harmony Concepts located in Weber County, Utah.  We now formulate and package All Day Energy Spray® through Mtn. View Packaging Company located in Springville, Utah.   We still have back up mixers, packagers or formulators, as necessary, in the event that these particular sources don’t work out for us.   For more information about our packagers, reference is made to the subheading in our PLAN OF OPERATION section below titled “Mixing and Packaging.”

 We do maintain a products liability insurance policy.

For and as of our year end, December 31, 2011, we had revenues of $294.  We had zero dollars in deferred revenue representing sales for which the right of return has not been determined or expired.  For and as of our fiscal year end, we did not have any retail grocery store chain sales with Ralphs, Albertsons, and Harmons.  We believe that our retail sales during all of 2011 were not as substantial as we would have wanted simply because, as disclosed elsewhere herein, we lack sufficient advertising capital. Management cannot predict whether we will ever be profitable even though there is admittedly a large market for some or all of our products.

As of December 31, 2011, we had a net working capital deficiency of $17,240.  At the same time, we currently have a financial commitment for day-to-day operations through our majority shareholder, Uplift Holdings.  This commitment does NOT include providing the advertising capital necessary to become featured in large retain food chain stores.  Such a commitment would involve several thousands of dollars.  Uplift Holdings’ commitment is to provide us with sufficient working capital over at least the next year as necessary to continue to be “current” in our reporting obligations with the U.S. Securities and Exchange Commission (SEC).  This commitment may be less than one year if a determination is made during that period that our business plan cannot be successful.   We consider its generous commitment to keep us current in our reporting obligations for at least the next year a legal obligation, as does Uplift Holdings, even though we have no written agreement with it to this effect.  We do not have a written agreement with Uplift Holdings to this effect because we believe that it has enough shares at this time and if we were to do so, such an agreement might require giving Uplift Holdings additional shares in the event that we default on our obligation to it, something that neither of us believes is necessary to provide for at this time.  If Uplift Holdings decides not to advance us additional funds for lack of its own capital and resources and yet our business prospects look positive or favorable, we may consider raising money by selling our common stock on a private placement basis.  Additional thought and consideration has been given to this prospect at this time but we have nothing to report in this regard.  If such occurs, existing shareholders would likely be substantially diluted.

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

As of the date of this document, we have 1,240 shareholders of record.  Fidelity Transfer Company has been our transfer agent since our initial public offering back in the 1950’s.  We have but one class of stock issued and outstanding, that being common capital voting stock having a par value of $0.001 per share.  As a result of a 1 for 20 reverse split that FINRA approved in December 2011 and, as of the date of this document, we have 4,772,597 common capital shares issued and outstanding of which 100,000,000 common shares are authorized.  Effective November 21, 2011, the Secretary of State of the State of Nevada accepted an amendment to our Articles authorizing the issuance of as many as 10 million preferred shares, having a par value of $0.001 per share, the same as our common stock.  See Exhibit 3.2 hereto, a copy of such Amendment.  No such shares have been issued.  The rights and preferences relating to such preferred shares are subject to the discretion of our Board of Directors and the parameters are set forth in a Certificate of Designation filed with the State of Nevada on November 21, 2011.  This was disclosed in a 14C Information Statement filed on Edgar in November and which was also mailed out to our stockholders.  Prior to the December 2011 reverse split of our shares, our number of issued and outstanding shares increased substantially during the fiscal year and the prior fiscal year because in order to retire over $500,000 of convertible debt on our balance sheet, we issued common stock to certain convertible debt holders.  As of our fiscal year end, we were left owing Uplift Holdings approximately $25,700 for advances it has made to us since its convertible debt was converted. The accrued interest associated with these advances as of our fiscal year end was approximately $1,826.

In our November 21, 2011 amendments to our Articles, we also amended our Articles to allow our Board of Directors, if they so desire, to adopt or craft an employee stock option or other benefit plan in their discretion, a plan or program that would not require further shareholder approval.  Reference is made to our filings with the State of Nevada which are available on the Secretary of State of Nevada’s website.  See also Ex. 3.2 hereto.

Of the 4,772,597 common shares currently issued and outstanding as a result of our December 2011 reverse split, our current slate of officers and directors own and hold or control, directly and indirectly, a total of 3,425,930 shares.  This figure represents 72% percent of our total number of issued common shares.  See Item 12 of Part III below.

Principal Products or Services Now Offered and Their Markets.

We are currently marketing All Day Energy Spray® in 4 Utah convenience stores and on-line through our website.  All Day Energy Spray® is an energy spray product on which we completed development during the fiscal year.

Active UpLift®, our health and energy drink, comes in a powder that is mixed with water.  This product is not currently featured in any retail chain stores and while it may have been featured in some retail grocery chain stores from time to time during the fiscal year, we did not generate any revenue in that regard. This product comes in two flavors, Active UpLift® – Raspberry Lemonade and Active UpLift® – Apple Cinnamon.

A couple of years ago, we completed the development of a new “Super Juice” known as EpiGaia™ and on which we later filed for a federal trademark and trade name.  During the 2009 fiscal year, we also completed the development of a “Green Tea Diet” energy drink.  Both of these products are currently “on hold” because we have come to the conclusion that it is best, for now, to focus our marketing efforts on All Day Energy Spray®.  Also, as repeatedly stated elsewhere herein, we currently lack necessary advertising capital and this makes it impractical for us to try and market more than one product at a time in any event.

Though we aren’t marketing it at the present time, we did create a website exclusively devoted to EpiGaia™, how it works, and what we believe it offers to the consumer.  Investors and interested parties are nonetheless encouraged to visit www.EpiGaia.com.  We have spent considerable time and energy developing this sister website.

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

Government Regulation and Need for Governmental Approval of Principal Products or Services.

Because we do not sell a health or nutrition drink that makes any particular claim, our products are exempt from direct regulation by the federal Food and Drug Administration.  We do not make any disease claims and therefore we are in compliance with FDA and FTC “truth in advertising” laws http://www.ftc.gov/bcp/conline/pubs/buspubs/dietsupp.shtm).    Also our label follows FDA guidelines (http://vm.cfsan.fda.gov/~dms/supplmnt.html).  Other than state and federal securities laws and possible internet fraud or consumer fraud statutes that various states have enacted, we are not aware of any particular state or federal regulations that affect or impact our business.

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

Specifically, “the energy drink market at retail is valued at $4.8 billion,” according to a new market research report from Mintel, which represents a 400 percent growth rate from 2003 figures.  Rising sales can be attributed to the growth of the consumer market; in 2003, 9 percent of adults reported consuming energy drinks, while 15 percent did so in 2008. Energy drinks have quickly become a daily beverage choice, said Krista Faron, senior new product analyst at Mintel, “As more Americans use energy drinks, we've seen a rise in products being launched with innovative new ingredients, claims and consumer targets.”  See “Energy Drink Market Exploding: Mintel,” 08/26/2008.

According to a report by Global Industry Analysts,

“[B]everage groups will turn more production over to high margin, functional products over the next three years, to meet the growing demand for sports and energy drinks, according to a forecast report.  The market demand is being driven by the growing consumer awareness of the need for healthier lifestyles.  The market segment is expected to reach $39.2bn in value by 2010, currently led by the US where sales are expected to reach $17bn this year alone, according to the findings. Greater innovation in formulation is also expected, in a bid to attribute greater health and energy benefits that can be targeted to specific lifestyles and consumer demands.”

See “Energy drinks market will grow, says a report by Global Industry Analysts,” July 12, 2007 (http://www.beveragedaily.com/Industry-Markets/Energy-drinks-market-will-grow-says-report).

Our principal energy drink product, Active UpLift® (see Item 2, “PROPERTIES” below) is unique in that it fits in the category of both an energy drink AND a health drink with NO added caffeine or sugar.

One of our competitor’s products, Ola Loa Energy Drink purports to be both an energy drink AND a nutrition drink. One important difference between this product and ours, however, is that Ola Loa is sweetened from fructose (sugar) and ours is not.  Another competitor, Emergen-C Energy Drink Powder, is mainly a Vitamin C boost and holds little, if any, specific natural energy components and has only a fraction of the daily nutrition components as contained in Active UpLift® (and Emergen-C contains added sugar).  An up and coming popular product marketed by Lance Armstrong, FRS Powdered Energy Drink Mix, only indirectly promotes energy via antioxidants of which Active UpLift® contains several-fold more than FRS (and FRS contains added caffeine).

Regardless of these competitors and several others, we have no way at the present time of accurately estimating the total health and energy drink market that this specialty product serves.  Based on the information and sources quoted above, we believe, however, that this market is substantial.

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

2.   Market for All Day Energy Spray® and Competition.

Based on a 14-week, small market study we undertook in 10 local convenience stores, management determined that there is a viable and potentially huge market for All Day Energy Spray® , which competes directly with the number one energy shot product in the world, “5 Hour Energy Shot.”  That particular product sells somewhere between 5 million and 10 million bottles of product per week worldwide.  If we could capture just a small percentage of that market, All Day Energy Spray® could become a successful part of the energy drink/shot market.

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

We have recently been working with Mtn. View Packaging in Lindon, Utah, to formulate and package our new energy spray product.  We have identified both Wasatch Packaging and Kimac Packaging as back-up companies to mix, fill and package this new product in the event problems develop with Mtn. View Packaging.  Since our first encounter and manufacturing contract with an earlier packager, we have found numerous similar companies with the capability of doing everything necessary to successfully package our products. .For this reason, we continue to explore other possible mixers and formulators in an attempt to find a more suitable and competitively priced manufacturer for All Day Energy Spray®.

See also the subheading in our PLAN OF OPERATION section below titled “Mixing and Packaging.”

Dependence on One or a Few Major Customers.

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts .

We have no patents at the present time though we have a registered federal trademark or trade name of the two phrases Active Uplift® and All Day Energy Spray®, both of which represent product that we own and are marketing at the present time.  Our federal trademark on All Day Energy Spray® was issued by the U.S. Patent and Trademark Office during our 2009 fiscal year.

We currently have no franchises, concessions, royalty agreements or labor contracts.  As disclosed in earlier Edgar filings, we currently have one license agreement.  In 2009, we entered into a license agreement with one of our directors to market a new product, the formula for which was separately and independently developed by him.  Such product is a “super juice” drink, which we unveiled during the last fiscal year and have named EpiGaia™ .  We are not currently marketing this product for want of advertising funds and therefore, our plans with respect thereto are “on hold.”  This license agreement involves nominal consideration to this director as a result of his insider status and also because of his potential conflict of interest in this regard.

With regard to our new product, EpiGaia™, we are including the “ TM ” or trademark designation next to the name EpiGaia™ in that, on May 7, 2009, we applied, through intellectual property counsel, for a federal trademark and trade name with the U.S. Patent and Trademark office in Washington, D.C.  In addition to applying for a federal trademark and trade relative to the name “EpiGaia,” on the same date we also applied for a trade name and trademark for the names “Epigenic Health” and “Epigenic Wellness.”  These three (3) applications are identified by Serial Nos.77/.731,844, 77/731,917 and 77/731,888, respectively.   We intend to use the TM designation in connection with our use of any of these marks.  These three federal trademark applications are pending.   We have no way of knowing, at the present time if our applications will be granted, or, if they or any of them are, when that might occur.  All Day Energy Spray®, on which we have a registered federal trademark, uses a proprietary, natural energy formula called XYTINE™ and on which we have also filed for a federal trademark or trade name with the U.S. Patent and Trademark Office. See also Item 2 of this Part immediately below titled “PROPERTIES.”

Research and Development Costs during the Last Two Fiscal Years.

During the year ended December 31, 2011, we expended no money towards research and development compared to $1,063 during the year ended December 31, 2010.

Costs and Effects of Compliance with Environmental Laws.

None; not applicable.

Reports to Shareholders.

In October 2011, we filed a 14C Information Statement with the Commission announcing (1) our plans to effectuate a 1 for 20 reverse stock split, (2) an amendment to our Articles allowing for the issuance of up to 10 million preferred shares having a par value of $0.001 per share, and (3) a further amendment authorizing the adoption of a stock option or employee benefit plan, the particulars of which can be determined by our Board of Directors without further shareholder approval.  Reference is made to Item 15 of Part IV below.  Reference is also made to our Edgar filings in October and November of our fiscal year.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None; not applicable.

ITEM 2. PROPERTIES.

We own all right, title and interest in and to our two health and energy products Active UpLift® and All Day Energy Spray®.  Other than as set forth in our license agreement with one of our directors, we own all right, title and interest in and to our “super juice” EpiGaia™ , a product that we are not currently marketing.  Finally, we own all right title and interest in and to our “Green Tea Diet” drink that we are also refraining from marketing at the present time.

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

Executive Offices

During our 2009 fiscal year, our executive offices were re-located to 252 West Cottage Avenue, Sandy, Utah 84070. Our telephone number is 801-566-1079 and our fax number is 801-568-9111.  This is also the business office address of Chairman of the Board and principal shareholder.  We pay no rent for the use of this address or facility.  We do not believe that we will need to maintain any other or additional office at any time or in the foreseeable future in order to carry out our plan of operations described in this document.  This is because our business is primarily “on-line,” meaning that the current facilities are adequate to meet our needs until something occurs which requires either more or different office space.  We do not foresee that in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

There are presently no pending legal proceedings to which the Company or any officer, director or major stockholder is a party or to which us or our products are subject and, to the best of our knowledge, information and belief, no such actions against us are contemplated or threatened.

ITEM 4. MINE SAFETY DISCLOSURES.

None; not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As per information obtained from the OTCBB, the trading activity in our stock for each quarter of fiscal 2011 and 2010 is set forth below.

OTC Bulletin Board ®	Quarterly Trade and Quote Summary Report
UPNT - UPLIFT NUTRITION INC	Year Ending December 2011

2011	BID			ASK			PRICE			VOLUME
12/31/2011	-	-	0	-	-	0	0.4	0.0015	0.4	139,004
9/30/2011	0	0	0	0	0	0	0.0065	0	0.0065	20,800
6/30/2011	0	0	0	0	0	0	0	0	0	0
3/31/2011	0	0	0	0	0	0	0.17	0	0	101,800

OTC Bulletin Board ®	Quarterly Trade and Quote Summary Report
UPNT - UPLIFT NUTRITION INC	Year Ending December 2010

		CLOSING BID		CLOSING ASK
2010	VOLUME	HIGH	LOW	HIGH	LOW
12/31/2010	145,120	$0.01	$0.00	$0.09	$0.00
9/30/2010	15,035	$0.04	$0.001	$0.20	$0.06
6/30/2010	583,970	$0.16	$0.025	$0.24	$0.03
3/31/2010	152,508	$0.20	$0.07	$0.25	$0.10

NOTE: THE INFORMATION ABOVE WAS COMPILED WITH CARE FROM SOURCES BELIEVED TO BE RELIABLE BUT NEITHER PINK SHEETS, LLC, NOR THE OTC BULLETIN BOARD CAN GUARANTEE THE ACCURACY OF OR WARRANTEY OF THIS INFORMATION’S USE FOR ANY PURPOSE.

NOTE : PRICES INDICATED ABOVE HAVE NOT BEEN ADJUSTED FOR STOCK DIVIDENDS OR SPLITS.

NOTE: THE ABOVE BID AND ASK QUOTATIONS REPRESENT PRICES BETWEEN DEALERS AND DO NOT INCLUDE RETAIL MARKUP, MARKDOWN OR COMMISSION.  FURTHERMORE, THEY DO NOT REPRESENT ACTUAL TRANSACTIONS.

As of our year end and as of the date of this annual report, there are a total of 4,772,597 shares issued and outstanding.  This figure takes into consideration the 1 for 20 reverse split that FINRA allowed us to effectuate on December 9, 2011. For more information on who owns our stock and what stock may trade without restriction, see Item 12 of Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

As stated above, we currently have no outstanding warrants, options, incentive stock option or employee compensation plans of any kind or nature.  As disclosed above, however, our Board of Directors now has the power and authority under our Amended Articles filed in November 2011 to craft an incentive stock option or employee compensation plan if it so desires without further shareholder approval.  See Exhibit 3.2 hereto, a copy of such Amendment.  At the same time, and though there are currently no plans to do so, no assurance can be given that such derivative securities will not be issued in the future, particularly if there is a good business reason to do so.  We do have convertible notes outstanding that can be converted into common stock.

Having obtained an OTCBB symbol several years ago, there are, and have been, NO plans, proposals, arrangements or understandings with any person, including any securities broker-dealer or anyone associated with a broker-dealer, concerning the development of a trading market in our common capital stock on the OTCBB.  Moreover, we have had NO discussions with anyone, to date, in this regard.

Holders

According to our stock transfer agent, Fidelity Transfer Company, as of the date of this annual report, there are approximately 1,240 holders of record of our common capital stock.

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

Description of Securities

Our authorized capital stock consists of 100,000,000 shares of common capital stock, $0.001 par value, of which 4,772,597 shares were issued and outstanding as of our fiscal year-end, December 31, 2011, and also, as of the date of this Report.  As also disclosed above, as a result of the November 2011 amendments to our Nevada Articles, our capital stock also consists of an additional 10 million preferred shares which we authorized, having a par value of $0.001 per share, of which none are currently issued or outstanding, the preferences and rights concerning which have not as yet been determined by our Board of Directors.  See Exhibit 3.2 hereto.

As of our December 31, 2011, year-end, including the date of this Annual Report, there are NO options, warrants, stock appreciation rights, or other rights of a similar nature outstanding which currently obligate us to issue any additional common stock to anyone.

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

We are informed that the Financial Industry Regulatory Authority (FINRA) issued certain rules or regulations in early 2009 relative to depositing physical certificates in a brokerage account, among other things.  We are not familiar with these new rules or regulations as they do not affect us directly but we would encourage a shareholder or interested person to contact his or her stock brokerage firm to determine if these new rules and regulations affect such person.

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

Because the rights and preferences to our newly authorized preferred shares have not been designated, we can make no representations at the present time as to whether they will involve or represent more than one (1) common share vote per preferred share, for example, on matters to be acted upon.

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

Recent Sales of Unregistered Securities.

On August 15, 2011, a majority of our Board of Directors approved a corporate resolution authorizing, at the request of our majority shareholder, Uplift Holdings, LLC, the conversion of $310,000 of debt owed by us to it.  Such debt has long been subject of a Convertible Note and therefore, it had been “securitized.”  The $310,000 of debt was converted to common stock under Rule 144(d)(3)(ii) at a price of $0.0062 per share, which was higher than our stock had traded in the market, our stock having previously traded at $0.003 bid and $0.40 asked.  Further, the actual trades over the previous 2 week period had been at $0.0062 per share.  The Board determined that this conversion price was reasonable and fair.  Mr. Hall, our Chairman of the Board, abstained from such vote inasmuch as he is a principal of our majority shareholder.  A total of fifty million (50,000,000) pre-reverse split restricted shares were thus issued to Uplift Holdings, LLC, and $310,000 of debt was eliminated or canceled from our balance sheet.  This left us with a total of 95,451,944 shares of our common capital stock issued and outstanding as of the end of our third quarter, a figure which has changed due to our December 9, 2011 1 for 20 reverse split mentioned above, leaving us with 4,772,597 common shares currently issued and outstanding. This action has significantly cleaned up our balance sheet in our opinion.

The foregoing stock issuance was made in reliance on the Section 4(2) or non-public offering exemption from federal securities registration and the corollary private placement or similar exemption under applicable state law.

Use of Proceeds of Registered Securities.

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers.

The Company did NOT purchase any of its own securities during the 2011 fiscal year.

Mr. Bruce Miller was our only officer or director who bought or sold any stock for his own account during the 2011 fiscal year.  Specifically, Mr. Miller purchased 40,000 shares of Uplift in March 2011 for which he timely filed a Form 4. See our Edgar filings.

As disclosed in the subheading above titled Recent Sales of Unregistered Securities, our majority shareholder did acquire common stock, namely, equity securities, during the 2011 fiscal year; however, such equity securities were acquired in exchange for cancellation of portions of convertible notes held by it and were not purchased or acquired for cash.  See our Edgar filings.

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

Our first product, Active UpLift®, was only suitable for offer and sale in interstate commerce, and on a retail basis, as recently as less than 3 years ago.  At the same time, our other product, All Day Energy Spray®, was only recently developed for offer and sale within the last two years.  Because these products have so recently come to market and because we have not been able to spend the necessary amounts on advertising, we were not able to generate significant revenue during 2011 or 2010.  For the year ended December 31, 2011, we generated $294 in revenue net of discounts and coupons from the sale of Active UpLift® and All-Day Energy Spray® compared to $15,848 in revenues for the year ended December 31, 2010.

As of December 31, 2011, we had not shipped any more product to Ralphs grocery stores.  However, some Ralphs stores in Southern California, to our understanding, currently carry some of our product on its shelves.  As of the date of this document, we have also not shipped any more product to Albertsons grocery stores throughout Colorado and Arizona or Harmons grocery stores in the State of Utah.  What product of ours that Ralphs or Albertsons food stores may have left is likely stale and that is why it has not been returned to us.

Cost of goods sold were $23,939 for the year ended December 31, 2011 compared to $11,414 for the year ended December 31, 2010.  The increase is mainly the result of obsolete inventory written off during the year ended December 31, 2011which amounted to $22,291.

Retail store placements require a certain amount of money to be spent on advertising.  In the past, we have completed ‘in store’ demos in various store locations that carry our product for sale.  We previously scheduled, and have tried to schedule, more local and regional sporting events such as runs conventions and other events that are heavily attended and in which we will act as major sponsors.  In the past, we have also placed ads in regional magazines and periodicals throughout our market regions.  What we anticipate budgeting for this type of expense is not known at this time as we lack the capital for a serious advertising budget.  These promotional activities included not only advertising dollars but contribution of product samples, giveaways, coupons and retail store cooperative advertising.  Our marketing expenses for the year ended December 31, 2011 were $2,781 compared to $14,261 for the year ended December 31, 2010.  For the year ended December 31, 2011, marketing expenses consisted of $156 in advertising costs and $1,563 in product used in demonstrations, free samples, and giveaways in connection with sponsorship of events.  We also incurred $1,062 for marketing on our website during the fiscal year.

Consulting and professional fees were $50,319 for the year ended December 31, 2011 compared to $48,207 during the year ended December 31, 2010.  No major change was expected in professional fees as the Company will continue to have audits and reviews of the financial statements.

General and administrative expenses were $10,846 for the year ended December 31, 2011 compared to $21,437 for the year ended December 31, 2010.  The decrease is mainly the result of decreased sales and operations.

Though we engaged a Canadian consultant in 2010 to ensure that our products are acceptable under Canadian standards, we have not completed the process necessary to ensure that our products meet these requirements.  At the present time, we do not believe it is cost-effective for us to pursue Canadian markets

Liquidity and Capital Requirements

As of our fiscal year ended December 31, 2011, we had $-0- in cash.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital has historically been provided by our majority shareholder.  Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe that it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such. Uplift Holdings’ loans are considered or designated by us as "advances" inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest or keep track of what it is, at present, we have no way of paying any interest payments to Uplift Holdings.  As of December 31, 2011 and given the debt during the last 2 fiscal years that we converted to common stock, we have accrued $1,826 in interest due and owing to Uplift Holdings.  In the event we modify our oral agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments.

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

As disclosed in Item 5 above titled Recent Sales of Unregistered Securities, on August 15, 2011, a majority of our Board of Directors approved a corporate resolution authorizing the conversion of $310,000 of debt owed by us to our majority shareholder.  Such debt has long been subject of a Convertible Note and therefore, it had been “securitized.” The $310,000 of debt was converted to common stock under Rule 144(d)(3)(ii) at a price of $0.124 per share, which was higher than our stock had traded in the market, our stock having previously traded at $0.06 bid and $8.00 asked. Further, the actual trades over the previous 2 week period had been at $0.0062 per share.  The Board determined that this conversion price was reasonable and fair.  Mr. Hall, the Chairman of the Board, abstained from such vote inasmuch as he is a principal of our majority shareholder.  A total of fifty million (50,000,000) pre-reverse split restricted shares were thus issued to Uplift Holdings, LLC, and $310,000 of debt was eliminated or canceled from our balance sheet.  This left us with a total of 95,451,944 shares of our common capital stock issued and outstanding as of the end of our fourth quarter, a figure which has changed due to our December 9, 2011 1 for 20 reverse split mentioned above, leaving us with 4,772,597 common shares currently issued and outstanding.  This action has significantly cleaned up our balance sheet in our opinion.  While conversions of our debt securities to common stock during our 2011 and 2010 fiscal years have removed several hundreds of thousands of dollars of debt from our balance sheet, issuing such shares has nonetheless caused existing shareholders to be substantially diluted.

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

Off-Balance Sheet Arrangements.

None; not applicable.

Effect of Current Economic Conditions.

Obviously, current economic conditions, including the recent hikes in the price of oil, are hurting all businesses, not to mention retail outlets and retail sales overall.  Most Americans are not spending money today like they have in the past. Since much of the effects of the current recession have only become apparent in the last two years, we are not in a position at this time to predict the recession’s effects on our overall business plan and plan of operation, not to mention 2012 sales.  No retail company that we know of is making any such predictions.  We suspect that sales in 2012 will be slower than they might otherwise be, simply because that is what is happening to everyone else.

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

PLAN OF OPERATION

Our principal business plan is to promote, market and sell our new energy spray, All Day Energy Spray®.  During the 2010 and 2011 years, we decided to concentrate our efforts on this product and forego promoting and marketing our powdered natural energy and health drink, Active UpLift®.  We have done so because we believe there is a better, less competitive market for the former product than the latter.  While we have felt that our best markets will be large food store chains and specialty health food outlets, unfortunately, as stated elsewhere herein, we have lacked and currently lack the necessary capital to spend on advertising.  This fact hinders our overall ability to not only “get into” retail stores but to thereafter maintain a presence.

Our principal business plan, which had been to promote, market and sell our unique powdered natural energy and health drink, Active UpLift®, through traditional retail distributors, has changed.  Because of the success of the 10 store market test of All Day Energy Spray® and the large number of retail distribution inquiries we have received in the past, we have decided to focus our marketing efforts and finances on the distribution and retail sales of All Day Energy Spray®.  The best markets for the spray are in retail convenience stores which utilize point of sale marketing. Unfortunately, with the current recession, we have not been able to generate significant sales of our first product, Active UpLift®.  Because we have come to the realization that our principal product, Active Uplift®, has substantial competition, we have decided to focus our energy and resources on marketing All Day Energy Spray®. This product does not face the direct competition in the marketplace that an energy drink does.

We began marketing All Day Energy Spray® during our 2009 fiscal year and have had encouraging responses from retail users about how good it tastes and how effective the energy boost it gives actually is.

Our principal goal during 2012 is to raise capital in some fashion in order to embark on a serious advertising campaign in conjunction with a large retail chain store, many of whom we have contacted and communicated with for this purpose.

Our Websites

Two years ago, we redesigned our UpLift website and three other website addresses have been added for the convenience of our eCommerce customers.  Along with our principal web addresses www.upliftnutrition.com and upliftenergy.com, we have created www.alldayenergyspray.com and www.EpiGaia.com, as additional stages from which to promote those two new products.   That is to say, we have created new websites specifically designed to market our EpiGaia™ and All Day Energy Spray® products, websites that have only recently been launched.  As of now, we offer both Active UpLift® and All Day Energy Spray® directly on our websites and eventually plan to offer EpiGaia™ on all of them as well.  We have spent an enormous amount of time and energy on these websites and encourage any investor or interested person to visit them.

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

Management has found at least four local manufacturers for All Day Energy Spray® that are competitively priced. To date, we have used the DaiShin Company for almost all of our All Day Energy Spray® product manufacturing. We did, however, during the latter part of our previous fiscal year, use Mtn. View Packaging for a small run of manufacturing or re-packaging.  Management feels that we have found sufficient manufacturers throughout Northern Utah to handle any size order that might come our way.

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

We own our own bar codes so we would be able to better control our product inventory.  This also enables us to have more codes ready in the event that we introduce new products to the market.  The Bar Codes were applied for at a cost of $750 for 2,000 individual identifying numbers.

In our design and packaging of All Day Energy Spray®, we use very bright colors that identify each of the four flavors with a different bright color.  Grape, for example, will be colored purple to reflect the purple color of grapes and Cinnamon flavor will be colored bright red to represent the hot taste of cinnamon.  We have also designed a plastic display box with the same bright colors that will represent each flavor with its own distinct, bright color.  Bar codes were assigned and placed on each of the flavors so the Company, as well as the distributor and retailer, can track sales, inventory, etc.

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

For larger orders, and large retail distributor orders in particular, we anticipate getting invoices faxed or emailed to us directly.  At that time, we determine how to fill the order depending upon the size and location of the order.  Retail distributor orders, when they have occurred, are NOT processed through our website but directly with and through us.  During 2011, we received no orders directly from any physical retail outlets with whom we had previously been associated.

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

Inventory

As of December 31, 2011, our year end, we had approximately $12,524 in raw materials such as shipping boxes, containers, and other items in inventory and ready for packaging. As of December 31, 2011 we had approximately $9,763 in finished goods inventory.

As to who mixes and then packages our Active UpLift® product, reference is made to the subheading above titled “Mixing and Packaging.”  As stated in such section above, we do not mix an exorbitant amount of product inasmuch as our Active Uplift® product only has a one (1) year shelf life at best.

As of this date, the Company has approximately 2,100 shipping boxes ready to be filled as product is produced by Harmony Concepts.  However, we only order when we run low on inventory due to the time sensitive nature of our Active Uplift® product and we want everything we ship to retail outlets to be fresh and have as long a shelf life as possible which is at least one year.  When the time arises and when we get low on packaged inventory, we will place an order with Harmony Concepts and it will be packaged by either Mtn. View Packaging or American Co-Pak as per our instructions.  Lead time for this is approximately two to three weeks.  Again, reference is made to the subheading above titled “Mixing and Packaging.”

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

Over our last 3 fiscal years, we have been contacted and approached by several national advertisers and retail distributors who claim to advertise and supply in the regional areas where our products would be made available on a large retail store basis.   Saying it another way, once we line up certain retailers, these retailers like to work with specific distributors in their area who will warehouse product for them.  The distributor then holds the product and provides it to the retail store when needed.  We have also approached several retailers directly, some of whom have directed us to their local distributor.  Unfortunately, because of our current lack of advertising capital, we are not yet a good candidate to have our products carried in any national chain store outlet.

Because we already feature our 2 principal products in a colored retail box with a bar code (see our website, www.upliftnutrition.com, which carries pictures of our box), we are one step ahead of this overall retail process.  In other words, we are already set up to be carried, right now, in large retail chain stores.  We believe this is an important milestone or accomplishment that we have already achieved in that many companies sell their products on the Internet without having a colored retail box and bar code for retail purposes.  Without this asset, one’s product isn’t capable of being carried in a retail store.  Having said this, the marketers and advertisers that we have talked to and met with want a monthly fee of several thousand dollars in order to approach and attempt to get us involved with national retail food store chains.   Some also want percentages of sales.  Depending upon our margins, promising percentages of sales is something that we need to thoroughly think through.  We are continuing to consider these options and we continue to meet with and talk to the various people who are making these and other representations to us.

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

In implementing our business plan, we are holding expenses to a minimum and we plan to obtain expert and other services on a contingency basis if and when needed.  Until now when we need advertising capital, we have not had a particular or specific need for any outside experts, advisors or consultants.  If we engage outside advisors or consultants for any particular purpose, we will have to make a determination as to how such persons will be compensated.  During 2011, we did NOT make any arrangements or definitive agreements to use outside experts, advisors or consultants for any reason.  We do have a website technician whom we have hired to, among other things, enhance our html source or description codes, namely, Keywords, on our website so that information is more easily susceptible to Yahoo! and Google's "crawler" or “spider.” (For those readers or investors who are not aware of what "crawler" means, a "crawler" is the computer software program utilized by Yahoo! and Google, for example, to go out into the Internet and collect "buzz" and other Keywords on all the available websites and thereafter catalogue them for their respective search engines. We are informed that the "crawler" programs are launched by Google and Yahoo! about every 30 days.)  See the subheading above titled "Marketing/Advertising."

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

Obligation of Our Principal Shareholder to Finance Us in Our Reporting Obligations Over at least the Next Year

As stated elsewhere in this document, our principal shareholder, Uplift Holdings, intends to provide us with sufficient funding, over at least the next year, to keep us current in our SEC reporting obligations.  This does NOT include advancing us the funds necessary to embark on a national advertising campaign.  The only caveat with regard to this commitment is if it is determined by us and our majority shareholder within the next year that our business plan will NOT work and cannot succeed.  If that occurs, and we can make no prediction about whether it will occur or not, our majority shareholder will likely elect to cease further funding us.  We have NOT entered into any formal, written agreement with Uplift Holdings that contractually binds or obligates it, in writing, to fund us for the next year, though we consider this commitment on its part to be a legal obligation upon which we and our shareholders have, up until now, been able to rely.  Having said this, we will nonetheless be required to continue to evaluate our business plan.  At the expiration of one year, or earlier, and assuming that we have not been able to obtain the needed capital to expend on advertising, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Uplift Holdings will then have to evaluate whether, and to what extent, it wants to continue to fund our continued existence as a fully reporting company.  For our fiscal year ended December 31, 2011, Uplift Holdings advanced us a total of approximately $25,700.  This figure is disclosed as stockholder advances on our balance sheet contained in Part F/S below as a liability, along with previous debt owed to Uplift Holdings.  See our financial statements in Item 8 below.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No response to this item is required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2011

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

CONTENTS

    PAGE

Report of Independent Registered Public Accounting Firm

    25

Balance Sheets

    26

Statements of Operations

    27

Statements of Stockholders’ Deficit

    28

Statements of Cash Flows

    29

Notes to Financial Statements

30 - 36

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-546-9068 Phone; 801-546-8211 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Uplift Nutrition, Inc. (A Development Stage Company)

Sandy, Utah

We have audited the accompanying balance sheets of Uplift Nutrition, Inc. (a development stage company) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception on March 5, 2005  through December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uplift Nutrition, Inc. (a development stage company) as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years ended December 31, 2011 and 2010 and for the period from inception on March 5, 2005 through December 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not yet established a consistent source of revenue to cover its operating costs, has negative working capital, and has had operating loss since inception. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

March 19, 2012

UPLIFT NUTRITION, INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS

	December 31, 2011	December 31, 2010

CURRENT ASSETS
Cash and cash equivalents	$ -	$ 1,076
Inventory	22,287	47,788
Total Current Assets	22,287	48,864
PROPERTY AND EQUIPMENT, NET	184	1,272
OTHER ASSETS
Intangible assets, net	3,560	9,685
Total Other Assets	3,560	9,685
TOTAL ASSETS	$ 26,031	$ 59,821

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$ 3,174	$ -
Accounts payable	8,827	12,592
Accrued interest payable – related party	1,826	109,077
Stockholder advances	25,700	155,874
Total Current Liabilities	39,527	277,543
TOTAL LIABILITITIES	39,527	277,543

STOCKHOLDERS’ EQUITY (DEFICIT)

     Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued

     Common stock, $0.001 par value; 100,000,000 shares authorized,

        4,772,597 and 2,272,597 shares issued and outstanding,

        respectively

	- 4,773	- 2,273
Additional paid-in capital	1,404,212	1,096,712
Deficit accumulated during development stage	(1,422,481)	(1,316,707)
Total Stockholders’ Equity (Deficit)	(13,496)	(217,722)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 26,031	$ 59,821

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		From Inception on March 7, 2005 through December 31,
	2011	2010	2011

NET REVENUES	$ 294	$ 15,848	$ 28,487
OPERATING EXPENSES
Cost of sales	23,939	11,414	60,787
Marketing	2,781	14,261	210,497
Consulting and professional fees	50,319	48,207	549,438
Other general and administrative	10,846	21,437	269,500
Salaries and wages	-	-	215,250
Provision for non-collectible receivables	-	-	12,480
Total Operating Expenses	87,885	95,319	1,317,952
LOSS FROM OPERATIONS	(87,591)	(79,471)	(1,289,465)
OTHER INCOME (EXPENSES)
Other income	2,591	-	2,591
Loss on disposal of assets	-	-	(1,764)
Interest expense – related party	(20,774)	(46,917)	(133,843)
Total Other Income (Expense)	(18,183)	(46,917)	(133,016)
LOSS BEFORE INCOME TAXES	(105,774)	(126,388)	(1,422,481)
INCOME TAX EXPENSE	-	-	-
NET LOSS	$ (105,774)	$(126,388)	$ (1,422,481)
BASIC:
Net loss per common share	$ (0.03)	$ (0.10)
Weighted average shares outstanding	3,217,803	1,285,679

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period of inception (March 7, 2005 through December 31, 2011)
				Deficit
				Accumulated
				During	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Deficit
Inception, March 7, 2005	-	$ -	$ -	$ -	$ -
Common shares issued for cash at $0.001 per share, March 2005	1,000,000	1,000	-	-	1,000
Capital contributions July through November, 2005	-	-	31,930	-	31,930
Net loss for the year ended December 31, 2005	-	-	-	(25,859)	(25,859)
Balance, December 31, 2005	1,000,000	1,000	31,930	(25,859)	7,071
Capital contributions January through May 2006	-	-	10,511	-	10,511
Common stock issued in a stock offering transaction, June 2006	142,097	142	(512)	-	(370)
Common shares issued for services at $4.20 per share, October 2006	66,250	66	278,184	-	278,250
Net loss for the year ended December 31, 2006	-	-	-	(328,905)	(328,905)
Balance, December 31, 2006	1,208,347	1,208	320,113	(354,764)	(33,443)
Common shares issued for services at $8.00 per share, November 2007	2,500	3	19,997	-	20,000
Net loss for the year ended December 31, 2007	-	-	-	(126,310)	(126,310)
Balance, December 31, 2007	1,210,847	1,211	340,110	(481,074)	(139,753)
Net loss for the year ended December 31, 2008	-	-	-	(234,289)	(234,289)
Balance, December 31, 2008	1,210,847	1,211	340,110	(715,363)	(374,042)
Common shares issued for services at $9.00 per share, October 2009	27,500	28	247,472	-	247,500
Net loss for the year ended December 31, 2009	-	-	-	(474,956)	(474,956)
Balance, December 31, 2009	1,238,347	1,239	587,582	(1,190,319)	(601,498)
Common shares issued for conversion of debt at $1.00 per share, September 2010	159,250	159	160,005	-	160,164
Common shares issued for conversion of debt at $0.40 per share, December 2010	875,000	875	349,125	-	350,000
Net loss for the year ended December 31, 2010	-	-	-	(126,388)	(126,388)
Balance, December 31, 2010	2,272,597	2,273	1,096,712	(1,316,707)	(217,722)
Common shares issued for conversion of debt at $0.124 per share, August 2011	2,500,000	2,500	307,500	-	310,000
Net loss for the year ended December 31, 2011	-	-	-	(105,774)	(105,774)
Balance, December 31, 2011	4,772,597	$ 4,773	$ 1,404,212	$ (1,422,481)	$ (13,496)

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		From Inception on March 7, 2005 through December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (105,774)	$ (126,388)	$(1,422,481)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,213	14,281	26,584
Recovery of contingency accrual	7,826	-	7,826
Provision for accounts receivable	-	-	12,480
Stock issued for services	-	-	545,750
Loss on disposal of website	-	-	1,764
Inventory obsolescence	-	11,234	11,234
Changes in operating assets and liabilities:
Inventory	25,501	6,109	(33,521)
Accounts receivable	-	572	(12,480)
Deferred revenue	-	(15,325)	-
Accounts payable	(11,591)	(22,798)	631
Accrued interest – related party	20,775	46,904	131,516
Net Cash Used by Operating Activities	(56,050)	(85,411)	(730,697)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	-	(3,296)
Payments for website development	-	-	(23,061)
Payments for indefinite-life intangible assets	-	-	(5,735)
Net Cash Used in Investing Activities	-	-	(32,092)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	3,174	-	3,174
Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,441
Net advances from shareholders	51,800	80,012	716,174
Net Cash Provided by Financing Activities	54,974	80,012	762,789
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (1,076)	$ (5,399)	$ -
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,076	6,475	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ 1,076	$ -

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Non-cash financing activity:
Stock issued for conversion of debt	$ 310,000	$ 510,164	$ 820,164

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2011 and 2010

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

Inventory

Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method and is periodically evaluated for obsolescence.

Receivables

Accounts Receivable generally consists of trade receivables arising in the normal course of business.  The Company establishes an allowance for doubtful accounts that reflects the Company’s best estimate of probable losses inherent in the accounts receivable balances.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available information.  The balance of accounts receivable at December 31, 2011 and 2010 was $-0- .

Website Costs

The Company has adopted the provisions of FASB ASC 350.  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2011 and 2010

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

The Company records revenue net of sales discounts, including coupons, sales incentives, and volume discounts. The Company accounts for product coupon incentives the later of 1) the date at which the related revenue is recognized or 2) the date at which the sales incentive is offered.   Coupons are recorded as a discount in revenue. Total discounts for the years ended December 31, 2011 and 2010 were $-0-.

Advertising Cost

Costs incurred in connection with marketing and advertising of the Company’s products are expensed as incurred. Such costs amounted to $2,781 and $14,261 for the years ended December 31, 2011 and 2010, respectively.

Research and Development Cost

The Company expenses research and development costs for the development of new products as incurred. Included in other general and administrative expense for the years ended December 31, 2011 and 2010 were $-0- and $1,063, respectively, in research and development costs.

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

December 31, 2011 and 2010

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,422,481 from May 7, 2005 (inception) through December 31, 2011 including a loss of $105,774 for the year ended December 31, 2011. The Company has recognized minimal revenue during its developmental stage (from May 7, 2005 (inception) through December 31, 2011), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Related Party Transactions

An officer/director has advanced a total of $ -0- net of repayments to the Company at December 31, 2011 and 2010, respectively. The advances are unsecured, accrue interest at an annual rate of 8% and are payable on demand. As of December 31, 2011 and 2010, the Company has recorded accrued interest totaling $-0- due to the officer/director. During the years ended December 31, 2011 and 2010, the Company recorded interest expense of $-0- and $523, respectively for these advances.  During the year ended December 31, 2010, advances of $8,500 and accrued interest of $1,664 was converted into 9,250 shares of common stock of the Company.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2011 and 2010

Note 3 – Related Party Transactions (continued)

Uplift Holdings, LLC, a majority shareholder, has advanced a total of $25,700 and $155,874 to the Company at December 31, 2011 and 2010, respectively. The advances are unsecured, accrue interest at an annual rate of 8% and are payable on demand. As of December 31, 2011 and 2010, the Company has recorded accrued interest totaling approximately $1,826 and $109,077, respectively due to the shareholder.   During the years ended December 31, 2011 and 2010, the Company recorded interest expense of $20,774 and $46,394 respectively for these advances and with no interest payments.  During the year ended December 31, 2011, advances of $181,974 and accrued interest of $128,026 was converted into 2,500,000 shares of common stock of the Company.  During the year ended December 31, 2010, advances of $500,000 were converted into 1,025,000 shares of common stock of the Company.

Note 4 – Inventory

Inventory consists of the following:

	December 31, 2011	December 31, 2010
Raw materials and supplies	$ 12,524	$ 36,440
Finished goods	9,763	11,348
Total inventory	$ 22,287	$ 47,788

During the year ended December 31, 2011 obsolete inventory was written off in the amount of $22,291.  This amount is included in cost of sales in the Statement of Operations.

Note 5 – Intangible Assets

Intangible assets consist of Trademark application costs totaling $6,593 for the years ended December 31, 2011 and 2010 relating to nutritional supplements sold under the Active Uplift™ label.  These intangibles are amortized on a straight line basis over their estimated useful life of 10 years.  Accumulated amortization at December 31, 2011 and 2010 was $3,033 and $2,079, respectively.

Note 6 – Website Development Costs

Website development costs consisted of the following at December 31:

	Life	2011	2010

Website development costs	3Years	$ 27,639	$ 27,639
Less-Accumulated Depreciation		(27,639)	(22,467)
Net website development costs		$ 0	$ 5,172

Amortization expense amounted to $6,125 and $13,176 for the years ended December 31, 2011 and 2010, respectively.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2011 and 2010

Note 7 – Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

At December 31, 2011 the Company had net operating loss carryforwards of approximately $490,806 that may be offset against future taxable income through 2031.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
NOL Carryover	$ 490,806	$ 454,843
Valuation allowance	(490,806)	(454,843)

Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010
Current Federal Tax	$ -	$ -
Current State Tax	-	-
Change in NOL Benefit	35,963	42,972
Valuation allowance	(35,963)	(42,972)
	$ -	$ -

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2011 and 2010

Note 7 – Income Taxes (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2011	2010
Beginning balance	$ -	$ -
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$ -	$ -

At December 31, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2011, 2010 and 2009.

Note 8 – Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31,

	2011	2010

Net loss (numerator)	$ (105,774)	$(126,388)
Weighted average shares outstanding (denominator)	3,217,803	1,285,679
Basic and fully diluted net loss per share amount	$ (0.03)	$ (0.10)

For the years ended December 31, 2011 and 2010, the Company had no potentially dilutive common stock equivalents issued.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2011 and 2010

Note 9 – Stockholders’ Equity

As of December 31, 2011 and 2010, the Company had 4,772,597 and 2,272,597, respectively in common shares issued and outstanding and an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc.

In December 2011 the Company effected a 1 for 20 reverse stock split with respect to all common stock outstanding. All references to shares issued and outstanding in the financial statements have been retroactively restated to reflect the effects of the reverse stock split.

In August 2011 the Company issued 2,500,000 shares of common stock in satisfaction of stockholder advances in the amount of $181,974 and associated accrued interest in the amount of $128,026 or $0.124 per share.

In December 2010 the Company issued 875,000 shares of common stock in satisfaction of stockholder advances in the amount of $350,000 or $0.40 per share.

In September 2010 the Company issued 159,250 shares of common stock in satisfaction of stockholder advances in the amount of $158,500 and associated accrued interest in the amount of $1,664 or $1.00 per share.

During 2009 the Company issued 27,500 shares of common stock for services valued at $247,500 or $9.00 per share.

During 2007 the Company issued 2,500 shares of common stock for services valued at $20,000 or $8.00 per share.

During 2006 the Company issued 66,250 shares of common stock for services valued at $278,250 or $4.20 per share, of which 51,250 shares were issued to officers/directors of the Company.

In June 2006 the Company issued 142,097 shares of common stock as part of a stock offering.

Member’s Contribution – Prior to NHM being acquired by Uplift Nutrition, Inc., the members contributed $10,511 and $31,930 during 2006 and 2005, respectively.

Note 10 – Commitments and Contingencies

Additional Unrecorded Common Stock Certificates – As a result of shareholders holding stock certificates that did not appear on the Company’s current shareholder list, the Company issued 9 common shares, which have been included in the 142,097 shares accounted for as issued in the stock offering transaction. While the Company has no reason to believe that any additional unrecorded certificates exist, the Company believes it is in the best interest of the shareholders to disclose the possible commitment.  Should any additional unrecorded shares be turned in, the Company will perform the necessary procedures to validate the new shareholder’s claim prior to issuing the shares.

Note 11 – Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2011 and 2010.

Note 12 – Subsequent Events

We have evaluated events occurring after the date of our accompanying balance sheets through the date the financial statement were filed.  We did not identify any material subsequent events requiring adjustment to our financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective for both of our fiscal years ended December 31, 2011 and December 31, 2010, in which there was no material weakness.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE.

Executive Officers and Directors.

Our current directors, officers and “control persons” are as follows:

Name	Age	Position
Gary C. Lewis	63	President, Chief Executive Officer, Director, Chief Financial Officer
Bruce Miller	60	Vice President and Director
Jessica Stone Rampton	41	Secretary/Treasurer, Chief Science Officer and Director
Edward H. Hall, Sr.	63	Indirect majority stockholder and Chairman of the Board

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

Board Meetings and Committees

During the 2011 fiscal year and through the present, we have conducted nearly all of our Board Meetings by telephone conference call.  Some of these Board Meetings have been formalized into written consent minutes and some have simply been advisory in nature, followed up by written consent or other minutes.

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

ITEM 11. EXECUTIVE COMPENSATION.

During 2011 and 2010, none of our officers or directors received any stock as bonuses, for compensation, or for any other reason.  See the Summary Compensation Table immediately below:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Jessica Stone Rampton, Sec/Treas. CSO, director	12/31/2011 12/31/2010 12/31/2009 12/31/2008 12/31/2007 12/31/2006	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0
Edward H. Hall, Chairman of the Board since June 2008	12/31/2011 12/31/2010 12/31/2009 12/31/2008	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0
Gary C. Lewis President, CEO, CFO and Director	12/31/2011 12/31/2010 12/31/2009 12/31/2008 12/31/2007 12/31/2006	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0
Bruce Miller, Vice President and Director	12/31/2011 12/31/2010 12/31/2009	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

We have NOT adopted a bonus, stock option, profit sharing, or deferred compensation plan of any sort for the benefit of our employees, officers or directors.  This, however, does not mean that we will not do so in the future, given that we are now authorized by our Amended Articles to do so without further shareholder approval.  See Exhibit 3.2 hereto, a copy of such Amendment.  Further, we have not entered into an employment agreement of any kind with any of our directors or officers or any other persons and no such agreements are anticipated in the immediate or near future.

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

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2011.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, to the best of the Company’s knowledge, as of the date of this document, with respect to each person known to be the owner of more than 5% of common capital stock of the Company, each director and officer, and all executive officers and directors of the Company as a group.  As of year end and the date of this document, there are 4,772,597 shares issued and outstanding.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially* Owned	Percent of Ownership of Common Stock Outstanding
Gary C. Lewis (1) 4423 South 1800 West Roy, Utah 84067	46,750 (2)	1%

Bruce Miller (3) 4635 S 2950 W Roy, Utah 84067 ____________________	8,000	0.14%

Jessica Stone Rampton (4) 2403 West 1700 South Syracuse, Utah 84075	80,750	1.69%

Edward H. Hall, Sr. (5) 746 Club Oaks Dr. Sandy, Utah 84070	7,430	0.15%
Uplift Holdings, LLC (6) 252 West Cottage Avenue Sandy, Utah 84070	3,284,430	69%

Directors, officer and 5% or more holders as a group (4 persons only)	3,426,930	72%

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

(2)       The shares represented by this figure are held by, or in the name of, a corporation owned by Mr. Lewis and his wife named HER Consulting, Inc., a Utah corporation.  Mr. Lewis and his wife, Pam, are the indirect or beneficial owners of these shares.

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

(5)      EDWARD H. HALL, SR., has served as our Chairman of the Board since June of 2008.  The 7,430 shares opposite Mr. Hall’s name in the chart above are deemed “control shares.”  Mr. Hall’s individual holdings of 7,430 shares as of our fiscal year end should also be aggregated with those of Uplift Holdings, LLC, whom he controls, both directly and indirectly.  Accordingly, if one aggregates all of his personal holdings and those of Uplift Holdings, Mr. Hall, both directly and indirectly controlled, at year end, 3,291,860 shares or 69% of our total number of issued and outstanding shares.

(6)      UPLIFT HOLDINGS, LLC, (“Uplift Holdings”) is a Nevada limited liability company formed in 2006 for the purpose of financing us in a limited fashion and also, owning and holding shares of Uplift Nutrition.  Its only member and the person who owns 100% of its outstanding membership interests is Mr. Edward H. Hall, Sr., our current Chairman of the Board and a resident of Salt Lake City, Utah.  Mr. Hall is and has been in the insurance business for some-30 years and owns an insurance agency in Salt Lake City called The Edward Hall Agency.  Mr. Hall is thus an indirect owner of these Uplift shares held by Uplift Holdings.  For more information concerning Mr. Hall, reference is made to Item 10 above, including the footnote immediately above.  Uplift Holdings’ ownership interest in us has substantially increased during 2011 as a result of its conversion of our convertible debt owed to it into several million shares of common stock, stock that was reverse spit in December 2011.  This conversion was reported in our Form 10-Q for our third quarter ended September 30, 2011.  See also the subheading in Item 5 above titled “Recent Sales of Unregistered Securities.”

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

As disclosed in earlier Edgar filings, we have a license agreement with one of our directors to market a new product, the formula for which was separately and independently developed by him.  Such product is a “super juice” drink, which we unveiled during the previous fiscal year and have named EpiGaia™.  We are not currently marketing this product for want of advertising funds and therefore, our plans with respect thereto are “on hold, ” all as further disclosed above.  This license agreement involves nominal consideration to this director as a result of his insider status and because of his potential conflict of interest in this regard.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Aggregate fees for professional services rendered us by MORRILL & ASSOCIATES, Certified Public Accountants, for the years ended December 31, 2011 and 2010, respectively, are set forth below. The aggregate fees included in the Audit category are fees billed for the year-end audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the calendar years indicated.

Fee Category	2011	2010
Audit Fees	$27,232	$23,963
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$27,232	$23,963

Audit fees for the years ended December 31, 2011 and 2010 were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in the Quarterly Reports on Form 10-Q, consents and other assistance required to complete the year- end audit of our financial statements.

Audit-Related Fees as of the years ended December 31, 2011 and 2010 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended December 31, 2011 and 2010 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended December 31, 2011 and 2010.

As we do not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c) (7)(i)(C) under Regulation S-X. Further, as we do not have a formal audit committee, we do not have, at this time, audit committee pre- approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following Exhibits are filed as a part of this Annual Report on Form 10 - K:

Exhibit Number	Description
3.2 31	Certificate of Amendment, attached hereto Sarbanes-Oxley Section 302 Certifications
32	Sarbanes-Oxley Section 906 Certification

* Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to the foregoing Exhibits.

The following Exhibits are incorporated by reference as a part of this Annual Report on Form 10-K:

3.1

Articles of Incorporation, which were filed as an exhibit to our November 2, 2007, Form 10-SB registration statement

3.2   Amendments to our Articles of Incorporation filed with and stamped by the State of Nevada on November 21, 2011

3.3    Bylaws, which were filed as an exhibit to our November 2, 2007, Form 10-SB registration statement

SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, UPLIFT NUTRITION, INC., has duly caused this Annual Report on Form 10-K for its fiscal year ended December 31, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized.

UPLIFT NUTRITION, INC., Issuer

Date:	March 20, 2012	By:	/s/Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer

Date:	March 20, 2012	By:	/s/Edward H. Hall, Sr.
Edward H. Hall, Sr.
Chairman of the Board