Form 10-Q
period 2012-03-31
Uplift Nutrition, Inc.
filed 2012-05-14
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the first quarter ended March 31, 2012

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 9, 2012
Common Capital Voting Stock, $0.001 par value per share	4,772,597 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

CONTENTS

PAGE

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to Unaudited Financial Statements

     6

UPLIFT NUTRITION, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2012	2011
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$ 26	$ -
Inventory	22,217	22,287

Total Current Assets	22,243	22,287

PROPERTY AND EQUIPMENT, NET	-	184

OTHER ASSETS

Intangible assets, net	3,323	3,560

Total Other Assets	3,323	3,560

TOTAL ASSETS	$ 25,566	$ 26,031

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$ -	$ 3,174
Accounts payable	26,093	8,827
Accrued interest payable - related party	2,462	1,826
Stockholder advances	36,375	25,700

Total Current Liabilities	64,930	39,527

TOTAL LIABILITIES	64,930	39,527

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized, 4,772,597 shares issued and outstanding	4,773	4,773
Additional paid-in-capital	1,404,212	1,404,212
Deficit accumulated during development stage	(1,448,349)	(1,422,481)

Total Stockholders' Deficit	(39,364)	(13,496)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 25,566	$ 26,031

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		From Inception on March 7, 2005 Through March 31,
	2012	2011	2012
Net Revenues	$41	$89	$28,528
Operating expenses
Cost of sales	7	11	60,794
Marketing	426	745	210,923
Consulting and professional fees	23,886	25,026	573,324
Other general and administrative	954	5,357	270,454
Salaries and wages	-	-	215,250
Provision for non-collectible receivables	-	-	12,480
Total Operating Expenses	25,273	31,139	1,343,225
Loss from Operations	(25,232)	(31,050)	(1,314,697)
Other Income (Expenses)
Other income	-	2,591	2,591
Loss on disposal of assets	-	-	(1,764)
Interest expense – related party	(636)	(10,154)	(134,479)
Total Other Income (Expenses)	(636)	(7,563)	(133,652)
Loss Before Income Taxes	(25,868)	(38,613)	(1,448,349)
Income Tax Expense	-	-	-
NET LOSS	$(25,868)	$(38,613)	$(1,448,349)

Basic and Diluted:
Net loss per common share	$(0.01)	$(0.01)
Weighted-average shares outstanding	4,772,597	4,545,194

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended March 31,		From Inception on March 7, 2005 Through March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (25,868)	$ (38,613)	$ (1,448,349)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	421	3,570	27,005
Recovery of contingency accrual	-	-	7,826
Provision for accounts receivable	-	-	12,480
Stock issued for services	-	-	545,750
Loss on disposal of website	-	-	1,764
Inventory obsolescence	-	-	11,234
Changes in operating assets and liabilities:
Inventory	70	338	(33,451)
Accounts receivable	-	-	(12,480)
Accounts payable	17,266	20,709	17,897
Accrued interest - related party	636	10,154	132,152

Net Cash Used by Operating Activities	(7,475)	(3,842)	(738,172)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets	-	-	(3,296)
Payments for website development	-	-	(23,061)
Payments for indefinite-life intangible assets	-	-	(5,735)

Net Cash Used in Investing Activities	-	-	(32,092)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(3,174)	-	-
Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,441
Net advances from shareholders	10,675	3,750	726,849

Net Cash Provided by Financing Activities	7,501	3,750	770,290

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$ 26	$ (92)	$ 26

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	1,076	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 26	$ 984	$ 26

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Non-cash financing activity:
Stock issued for conversion of debt	$ -	$ -	$ 820,164

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Condensed Financial Statements

March 31, 2012

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on March 21, 2012.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

NOTE 2 -

GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,448,349 from March 7, 2005 (inception) through March 31, 2012 including a loss of $105,774 for the year ended December 31, 2011. Current liabilities exceeded current assets by $42,687 at March 31, 2012. The Company has recognized minimal revenue during its developmental stage (from March 7, 2005 (inception) through March 31, 2012), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 -

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012, a related party loaned the Company $10,675.  This addition to the existing principal balance of the loan has an annual interest rate of eight percent (8.00%) and is due on demand.  The total principal amounts due to this related party as of the period ended March 31, 2012 was $36,375 with accrued interest of $2,462.

NOTE 4 -

SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of March 31, 2012 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

We are a start-up, internet-based eCommerce company that offers and sells a new natural energy and health drink called Active UpLift ® in two different flavors and also, an energy spray called All-Day Energy Spray®.  We have other products that we have also developed but to date, we have lacked the advertising capital to introduce them to the public and market them in a significant or meaningful way.

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

Because our more recent retail marketing efforts of All-Day Energy Spray® have not been as successful as we would have hoped, even in light of current economic conditions, we have tried to become more aggressive in internet marketing for both Active UpLift® and All Day Energy Spray®. During our first quarter ended March 31, 2012, we generated or realized nominal revenue net of discounts and coupons from sales of Active UpLift® and All-Day Energy Spray®.  This lack of internet sales was due, in large part, to our lack of internet and other advertising.

Assuming that advertising capital becomes available for such purpose, we hope to follow our current marketing strategy with an aggressive national marketing and advertising campaign for All-Day Energy Spray®.  What we anticipate budgeting for this type of expense is set forth in our budget for 2012 contained in our last Annual Report on Form 10-K filed on Edgar, that is, assuming that funds become available for such purpose.  Reference is thus made to that document.  These promotional activities include not only advertising dollars but contribution of product samples, give-a ways, promotional and retail store cooperative advertising.  Our total promotions and marketing expenses were $426 for the three months ended March 31, 2012 compared to $745 for the three months ended March 31, 2011.

Cost of goods sold were minimal as a result of low sales and amounted to $7 and $11 for the three months ended March 31, 2012, and 2011, respectively.

Consulting and professional fees were $23,886 and $25,026 for the three months ended March 31, 2012 and 2011, respectively.

General and administrative expenses were $954 and $5,357 for the three months ended March 31, 2012 and 2011, respectively.

Selected Financial Data.

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful.  Reference is made to Part I above and our audited financial statements included in Part F/S of our 2012 Annual Report on Form 10-K filed on Edgar earlier in the year.  Reference is also made to the section immediately below titled “Liquidity and Capital Requirements.”  We are still a development stage company and due to current economic conditions, we have decided, for the time being, to curtail concentrating on retail sales of Active UpLift® and further, given that our newest product, All Day Energy Spray® has only recently been made available for retail sale, we have only generated or realized nominal revenues from our operations through the end of our first quarter of 2012.  Our lack of substantial revenue and sales is currently a result of not yet having established normalized operations that would generate significant revenue or establish a pattern of expenditures that correlate with revenue.

Liquidity and Capital Requirements.

During the three months ended March 31, 2012, our current assets decreased from $22,287 to $22,243, due to a decrease in inventory of $70 and an increase in cash of $26.  During the same time frame, total assets decreased by $465 from $26,031 to $25,566, primarily from the decrease in fixed assets due to depreciation and intangible assets due to amortization.

During the three months ended March 31, 2012, current liabilities increased from $39,527 to $64,930, primarily due to increased accounts payable incurred as a result of the filing of the Form 10-K for the year ended December 31, 2011. The Company also received loans from a related party in the amount of $10,675.

Our sales during the first three months of 2012 were $41 as compared to $89 during the first three months of 2011.  Our cost of sales during the first three months of 2012 was $7 as compared to $11 during the same period last year.  For the three months ended March 31, 2012, our total operating expenses decreased by $5,866 or approximately 19% as compared to the three months ended March 31, 2011.

As of March 31, 2012, our cash balance in our checking account was $26.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is provided by our majority shareholder.

The continuation of our current plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.   During the three months ended March 31, 2012, our majority shareholder, Uplift Holdings, loaned or advanced us an additional $10,675. Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such.  Uplift Holdings’ loans are considered or designated by us as "advances," inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest on the on-going balance, we currently have no way of paying any interest payments to Uplift Holdings.  As of March 31, 2012, we have accrued approximately $2,462 in interest due and owing stockholders.  In the event we modify our agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments.  As of March 31, 2012, stockholder advances and accrued interest totaled approximately $38,837.

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

As a result of winding down our marketing efforts with respect to Active UpLift®, we had, and will have, less than anticipated sales and gross revenue during this 2012 year.  Because All Day Energy Spray® is a relatively new product, however, we have no any way of knowing or predicting what sales might be.  As of the date of this report, we are primarily marketing All-Day-Energy Spray® on-line through our various websites.

Our principal goal during 2012 and into 2013 is to raise capital in some fashion in order to embark on a serious advertising campaign in conjunction with a large retail chain store, many of whom we have contacted and communicated with for this purpose.  During our third quarter of 2011, we eliminated $310,000 in debt on our balance sheet through the exercise of outstanding convertible notes in favor of our majority shareholder.  We believe that retiring such debt makes us more suitable or attractive to an equity or other investor.

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

Inventory.

As of March 31, 2012, inventory consisted of $12,524 in raw materials, which includes our newly redesigned 14-pack display boxes, and $9,693 in finished goods.

As of March 31, 2012, we have in inventory, 554 boxes (each box contains 14 packets ) of our “new” Active UpLift® apple-cinnamon cold or hot flavor drink, and 512 boxes of the original Active UpLift® raspberry-lemonade flavored drink.

As of March 31, 2012, we had, on hand, bottles of All Day Energy Spray® as follows: 1,086 Citrus flavored bottles, 1,599 Grape flavored bottles, 1,233 Mint flavored bottles, and 1,724 Cinnamon flavored bottles.  On March 31, 2012, we had one (1) kilo of EpiGaia™ in our inventory.

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

Item 4.  Controls and Procedures.

Management's Quarterly Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended).  In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of March 31, 2012, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

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

As of March 31, 2012, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.

In response to management’s assessment as of March 31, 2012 and also due to material weaknesses found in the Company’s annual report, the Company and management have implemented the following changes to internal control over financial reporting and believe that these additional controls will mitigate future breakdowns in internal control.  Last year, we contracted with an outside accountant to take over some of the financial record keeping duties previously performed by our president.  This individual has been performing bookkeeping services and has past experience with manufacturing companies. The Company has also implemented more post-closing procedures and reconciliation to meet compliance requirements.  The Company believes that this individual and these additional procedures has helped to better address and mitigate those deficiencies noted in the Company’s prior reports.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable during the quarter.

Item  3.  Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other information.

Our stock trades on the OTC Bulletin Board under the symbol UPNT.OB.

During our last quarter, we undertook a 1 for 20 reverse split of our common stock.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31                         302 Certification of Gary C. Lewis

32                          906 Certification

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLIFT NUTRITION, INC. (Issuer)

Date:	May 11, 2012	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 11, 2012	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Date:	May 11, 2012	/s/Edward Hall
Edward Hall Chairman of the Board