Form 10-Q
period 2012-06-30
Uplift Nutrition, Inc.
filed 2012-08-07
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the second quarter ended June 30, 2012

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 1, 2012
Common Capital Voting Stock, $0.001 par value per share	4,772,597 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

CONTENTS

PAGE

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

7

Notes to Unaudited Financial Statements

     8 - 15

UPLIFT NUTRITION, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2012	2011
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$ 277	$ -
Inventory	22,215	22,287

Total Current Assets	22,492	22,287

PROPERTY AND EQUIPMENT, NET	-	184

OTHER ASSETS

Intangible assets, net	3,088	3,560

Total Other Assets	3,088	3,560

TOTAL ASSETS	$ 25,580	$ 26,031

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$ -	$ 3,174
Accounts payable	9,570	8,827
Accrued interest payable - related party	3,590	1,826
Stockholder advances	67,675	25,700

Total Current Liabilities	80,835	39,527

TOTAL LIABILITIES	80,835	39,527

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized, 4,772,597 shares issued and outstanding	4,773	4,773
Additional paid-in-capital	1,404,212	1,404,212
Deficit accumulated during development stage	(1,464,240)	(1,422,481)

Total Stockholders' Deficit	(55,255)	(13,496)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 25,580	$ 26,031

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		From Inception on March 7, 2005 Through June 30,
	2012	2011	2012	2011	2012
Net Revenues	$12	$415	$53	$504	$28,540
Operating expenses
Cost of sales	2	1,158	9	1,169	60,796
Marketing	250	496	676	1,241	211,173
Consulting and professional fees	11,542	4,346	35,428	29,372	584,866
Other general and administrative	2,963	3,824	3,917	9,181	273,417
Salaries and wages	0	0	0	0	215,250
Provision for non-collectible receivables	0	0	0	0	12,480
Total Operating Expenses	14,757	9,824	40,030	40,963	1,357,982
Loss from Operations	(14,745)	(9,409)	(39,977)	(40,459)	(1,329,442)
Other Income (Expenses)
Other income	0	0	0	2,591	2,591
Loss on disposal of assets	0	0	0	0	(1,764)
Interest expense – related party	(1,146)	(10,267)	(1,782)	(20,421)	(135,625)
Total Other Income (Expenses)	(1,146)	(10,267)	(1,782)	(17,830)	(134,798)
Loss Before Income Taxes	(15,891)	(19,676)	(41,759)	(58,289)	(1,464,240)
Income Tax Expense	0	0	0	0	0
NET LOSS	$(15,891)	$(19,676)	$(41,759)	$(58,289)	$(1,464,240)

Basic and Diluted:
Net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted-average shares outstanding	4,772,597	4,545,194	4,772,597	4,545,194

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,		From Inception on March 7, 2005 Through June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (41,759)	$ (58,289)	$ (1,464,240)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	656	6,193	27,240
Recovery of contingency accrual	-	-	7,826
Provision for accounts receivable	-	-	12,480
Stock issued for services	-	-	545,750
Loss on disposal of website	-	-	1,764
Inventory obsolescence	-	-	11,234
Changes in operating assets and liabilities:
Inventory	72	1,550	(33,449)
Accounts receivable	-	(372)	(12,480)
Accounts payable	743	15,128	1,374
Accrued interest - related party	1,764	20,421	133,280

Net Cash Used by Operating Activities	(38,524)	(15,369)	(769,221)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets	-	-	(3,296)
Payments for website development	-	-	(23,061)
Payments for indefinite-life intangible assets	-	-	(5,735)

Net Cash Used in Investing Activities	-	-	(32,092)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(3,174)	-	-
Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,441
Net advances from shareholders	41,975	14,900	758,149

Net Cash Provided by Financing Activities	38,801	14,900	801,590

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$ 277	$ (469)	$ 277

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	1,076	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 277	$ 607	$ 277

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Non-cash financing activity:
Stock issued for conversion of debt	$ -	$ -	$ 820,164

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Condensed Financial Statements

June 30, 2012

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on March 21, 2012.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

NOTE 2 -

GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,464,240 from March 7, 2005 (inception) through June 30, 2012 including a loss of $105,774 for the year ended December 31, 2011. Current liabilities exceeded current assets by $58,343 at June 30, 2012. The Company has recognized minimal revenue during its developmental stage (from May 7, 2005 (inception) through June 30, 2012), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3-      RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012, a related party loaned the Company $41,975.  This addition to the existing principal balance of the loan has an annual interest rate of eight percent (8.00%) and is due on demand.  The total principal amounts due to this related party as of the period ended June 30, 2012 was $67,675 with accrued interest of $3,590.

NOTE 4-      SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of June 30, 2012 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

In addition to offering our products for sale on-line, we continue to do what is necessary to get our principal 2 products carried in retail grocery and health food stores around the country.  This is exceptionally difficult since we have lacked the advertising capital necessary to maintain any such presence.  While we have made substantial progress in this regard over the last few years, our ability to stay in a retail store without a significant and continued advertising budget is limited.  As a result of our past retail store placement successes, we are uncertain at the present time about the extent to which we will rely on the Internet for the majority of our business.  Our four (4) websites, namely, www.upliftnutrition.com, www.upliftenergy.com, www.alldayenergyspray.com, and  www.EpiGaia.com, each offer and sell both Active UpLift® and All-Day Energy Spray®.

During the quarter, we did not ship any cases of Active UpLift® to re-stock supplies in any Albertsons, Ralphs stores in Southern California, or local Harmon’s grocery stores.  As of the date of this document, we also did not ship any additional cases of Active UpLift® to the Albertsons distribution center in Oklahoma for the purpose of re-stocking Albertsons grocery stores throughout Colorado and Arizona.  What product is not sold out of the cases we have shipped, can be returned to us by the retailer and the retailer’s account with us is credited accordingly.  During the quarter, we did not ship any Active UpLift® product to any Albertsons stores in Florida, Texas, Arizona or Colorado, nor did we ship any cases to Ralphs or Harmon’s grocery store chains.  In fact, for want of advertising capital, most of these stores are reluctant to continue to carry our product.  At this time, we are unable to determine the volume of Active UpLift® inventory remaining in their stores or warehouse to estimate total returns.  The reason we have been dropped from some out-of-state grocery store chains is the result of our lack of financial resources and our overall inability to support the necessary promotion that these stores require, not to mention the manpower necessary to keep up with various in-store marketing demands.

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

Because our more recent retail marketing efforts of All-Day Energy Spray® have not been as successful as we would have hoped, even in light of current economic conditions, we have tried to become more aggressive in internet marketing for both Active UpLift® and All Day Energy Spray®.  During our second quarter ended June 30, 2012, we generated or realized nominal revenue net of discounts and coupons from sales of Active UpLift® and All-Day Energy Spray®.  This lack of internet sales was due, in large part, to our lack of internet and other advertising.

Assuming that advertising capital becomes available for such purpose, we hope to follow our current marketing strategy with an aggressive national marketing and advertising campaign for All-Day Energy Spray®.  What we anticipate budgeting for this type of expense is set forth in our budget for 2012 contained in our last Annual Report on Form 10-K filed on Edgar, that is, assuming that funds become available for such purpose.  Reference is thus made to that document.  These promotional activities include not only advertising dollars but contribution of product samples, give-aways, promotional and retail store cooperative advertising.  Our total promotions and marketing expenses were $676 for the six months ended June 30, 2012 compared to $1,241 for the six months ended June 30, 2011.

Cost of goods sold were minimal as a result of low sales and amounted to $9 and $1,169 for the six months ended June 30, 2012, and 2011, respectively.

Consulting and professional fees were $35,428 and $29,372 for the six months ended June 30, 2012 and 2011, respectively.

General and administrative expenses were $3,917 and $9,181 for the six months ended June 30, 2012 and 2011, respectively.

Selected Financial Data.

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful.  Reference is made to Part I above and our audited financial statements included in Part F/S of our 2012 Annual Report on Form 10-K filed on Edgar earlier in the year.  Reference is also made to the section immediately below titled “Liquidity and Capital Requirements.”  We are still a development stage company and due to current economic conditions, we have decided, for the time being, to curtail concentrating on retail sales of Active UpLift® and further, given that our newest product, All Day Energy Spray® has only recently been made available for retail sale, we have only generated or realized nominal revenues from our operations through the end of our second quarter of 2012.  Our lack of substantial revenue and sales is currently a result of not yet having established normalized operations that would generate significant revenue or establish a pattern of expenditures that correlate with revenue.

Liquidity and Capital Requirements.

During the six months ended June 30, 2012, our current assets decreased from $22,287 to $22,492, due to a decrease in inventory of $72 and an increase in cash of $277.  During the same time frame, total assets decreased by $451 from $26,031 to $25,580, primarily from the decrease in fixed assets due to depreciation and intangible assets due to amortization.

During the six months ended June 30, 2012, current liabilities increased from $39,527 to $80,835, primarily due to increased loans or advances from a related party in the amount of $35,975.

Our sales during the first six months of 2012 were $53 as compared to $504 during the first six months of 2011.  Our cost of sales during the first six months of 2012 was $9 as compared to $1,169 during the same period last year.  For the six months ended June 30, 2012, our total operating expenses decreased by $933 or approximately 2.3% as compared to the six months ended June 30, 2011.

As of June 30, 2012, our cash balance in our checking account was $277.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is provided by our majority shareholder.

The continuation of our current plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.  During the six months ended June 30, 2012, our majority shareholder, Uplift Holdings, loaned or advanced us a total of $41,975.  Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such.  Uplift Holdings’ loans are considered or designated by us as "advances," inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest on the on-going balance, we currently have no way of paying any interest payments to Uplift Holdings.  As of June 30, 2012, we have accrued approximately $3,590 in interest due and owing stockholders.  In the event we modify our agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments.  As of June 30, 2012, stockholder advances and accrued interest totaled approximately $71,265.

We hope to be able to satisfy our cash requirements for at least the next 12 months in that our majority shareholder has committed itself to advancing what funds are necessary for us to satisfy all of our cash requirements and otherwise keep us current in our 1934 Exchange Act reporting obligations for at least the ensuing 12 months.  Our majority shareholder lacks the capital and resources to fund an advertising campaign, particularly given that we have come to realize how expensive such an endeavor is.

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

Inventory.

As of June 30, 2012, inventory consisted of $12,523 in raw materials, which includes our newly redesigned 14-pack display boxes, and $9,692 in finished goods.

As of June 30, 2012, we have in inventory, 554 boxes (each box contains 14 packets ) of our “new” Active UpLift® apple-cinnamon cold or hot flavor drink, and 512 boxes of the original Active UpLift® raspberry-lemonade flavored drink.

As of June 30, 2012, we had, on hand, bottles of All Day Energy Spray® as follows: 1,085 Citrus flavored bottles, 1,599 Grape flavored bottles, 1,233 Mint flavored bottles, and 1,723 Cinnamon flavored bottles.  On June 30, 2012, we had one (1) kilo of EpiGaia™ in our inventory.

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

Our more urgent plan over the next 12 to 15 months is to do what is necessary to raise advertising capital.  Only then will we be able to get into a large retail chain store on a long-term basis.  No assurance can be made that we will be successful in this regard.

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

-- form and maintain relationships with strategic partners, particularly retail food stores and outlets

-- provide quality customer service

-- continue to develop and upgrade our services and technologies

Our Immediate Ability to Be Placed in Retail Stores.

Because we already feature our 2 principal products in a colored retail box with a bar code (see our website, www.upliftnutrition.com, which carries pictures of our box), we are one step ahead of the overall retail process.  For example, we are fully set up to be carried in large retail chain stores.  We believe this is a significant milestone or accomplishment that we have already achieved in that many companies sell their products on the Internet without having a colored retail box and bar code for retail purposes.  Without this asset, one’s product isn’t capable of being carried in a retail store.

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

Item 4.  Controls and Procedures.

Management's Quarterly Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended).  In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012.   In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of June 30, 2012, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered  public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the  Company to provide only management’s report in this report.

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

As of June 30, 2012, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.

In response to management’s assessment as of June 30, 2012 and also due to material weaknesses found in the Company’s annual report, the Company and management have implemented the following changes to internal control over financial reporting and believe that these additional controls will mitigate future breakdowns in internal control.  Last year, we contracted with an outside accountant to take over some of the financial record keeping duties previously performed by our president.  This individual has been performing bookkeeping services and has past experience with manufacturing companies.  The Company has also implemented more post-closing procedures and reconciliation to meet compliance requirements.  The Company believes that this individual and these additional procedures has helped to better address and mitigate those deficiencies noted in the Company’s prior reports.

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

                During our fourth quarter of 2011, we undertook a 1 for 20 reverse split of our common stock.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31                         302 Certification of Gary C. Lewis

32                          906 Certification

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLIFT NUTRITION, INC. (Issuer)

Date:	August 7, 2012	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 7, 2012	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Date:	August 7, 2012	/s/Edward Hall
Edward Hall Chairman of the Board