Form 10-Q
period 2012-09-30
Uplift Nutrition, Inc.
filed 2012-11-14
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the third quarter ended September 30, 2012

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

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ]   No [   ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 1, 2012
Common Capital Voting Stock, $0.001 par value per share	13,692,597 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

CONTENTS

PAGE

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to Unaudited Financial Statements

     6

UPLIFT NUTRITION, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$ 679	$ -
Inventory	22,210	22,287

Total Current Assets	22,889	22,287

PROPERTY AND EQUIPMENT, NET	-	184

OTHER ASSETS

Intangible assets, net	2,854	3,560

Total Other Assets	2,854	3,560

TOTAL ASSETS	$ 25,743	$ 26,031

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$ -	$ 3,174
Accounts payable	9,764	8,827
Accrued interest payable - related party	-	1,826
Stockholder advances	7,500	25,700

Total Current Liabilities	17,264	39,527

TOTAL LIABILITIES	17,264	39,527

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 10,000,000 shares authorized, -0- and -0- shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,692,597 and 4,772,597 shares issued and outstanding, respectively	13,693	4,773
Additional paid-in-capital	1,484,512	1,404,212
Deficit accumulated during development stage	(1,489,726)	(1,422,481)

Total Stockholders' Equity (Deficit)	8,479	(13,496)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 25,743	$ 26,031

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception on March 7, 2005 Through September 30,
	2012	2011	2012	2011	2012
Net Revenues	$30	$94	$83	$598	$28,570
Operating expenses
Cost of sales	5	24	14	1,193	60,801
Marketing	60	179	736	1,420	211,233
Consulting and professional fees	20,099	9,831	55,527	39,203	604,965
Other general and administrative	3,389	1,611	7,306	10,792	276,806
Salaries and wages	0	0	0	0	215,250
Provision for non-collectible receivables	0	0	0	0	12,480
Total Operating Expenses	23,553	11,645	63,583	52,608	1,381,535
Loss from Operations	(23,523)	(11,551)	(63,500)	(52,010)	(1,352,965)
Other Income (Expenses)
Other income	0	0	0	2,591	2,591
Loss on disposal of assets	0	0	0	0	(1,764)
Interest expense – related party	(1,963)	(52)	(3,745)	(20,473)	(137,588)
Total Other Income (Expenses)	(1,963)	(52)	(3,745)	(17,882)	(136,761)
Loss Before Income Taxes	(25,486)	(11,603)	(67,245)	(69,892)	(1,489,726)
Income Tax Expense	0	0	0	0	0
NET LOSS	$(25,486)	$(11,603)	$(67,245)	$(69,892)	$(1,489,726)

Basic and Diluted:
Net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.03)
Weighted-average shares outstanding	7,293,467	3,522,597	5,619,020	2,693,843

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,		From Inception on March 7, 2005 Through September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (67,245)	$ (69,892)	$ (1,489,726)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	890	6,710	27,474
Recovery of contingency accrual	-	-	7,826
Provision for accounts receivable	-	-	12,480
Stock issued for services	12,000	-	557,750
Loss on disposal of website	-	-	1,764
Inventory obsolescence	-	-	11,234
Changes in operating assets and liabilities:
Inventory	77	1,575	(33,444)
Accounts receivable	-	(372)	(12,480)
Accounts payable	937	5,606	1,568
Accrued interest - related party	3,719	20,472	135,235

Net Cash Used by Operating Activities	(49,622)	(35,901)	(780,319)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets	-	-	(3,296)
Payments for website development	-	-	(23,061)
Payments for indefinite-life intangible assets	-	-	(5,735)

Net Cash Used in Investing Activities	-	-	(32,092)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(3,174)	-	-
Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,441
Net advances from shareholders	53,475	36,100	769,649

Net Cash Provided by Financing Activities	50,301	36,100	813,090

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$ 679	$ 199	$ 679

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	1,076	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 679	$ 1,275	$ 679

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Non-cash financing activity:
Stock issued for conversion of debt	$ 77,220	$ 310,000	$ 897,384

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Condensed Financial Statements

September 30, 2012

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on March 21, 2012.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

NOTE 2 -

GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,489,726 from March 7, 2005 (inception) through September 30, 2012 including loss of $105,774 for the year ended December 31, 2011.  The Company has recognized minimal revenue during its developmental stage (from May 7, 2005 (inception) through September 30, 2012), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3-      RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012, a related party loaned the Company $53,475.  This addition to the existing principal balance of the loan has an annual interest rate of eight percent (8.00%) and is due on demand.  During the quarter ended September 30, 2012, the Company converted a portion of these loans and all accrued interest into 7,720,000 shares of common stock.  The total principal amounts due to this related party as of the period ended September 30, 2012 was $7,500 with accrued interest of $-0-.

NOTE 4-      SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of September 30, 2012 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.   We are a start-up, internet-based eCommerce company that has been offering and selling a new natural energy and health drink called Active UpLift® in two different flavors and also, an energy spray called All-Day Energy Spray®.  We have other products that we have also developed but to date, we have lacked the advertising capital to introduce them to the public and market them in a significant or meaningful way.  Having said this, starting in October of this year, after the end of the quarter, we began marketing on our updated website, www.upliftnutrition.com, a new product called “Tonify,” which is a raspberry keytone chewing gum designed to burn fat.  We also began marketing a product called “XMint,” a male enhancement chewing gum.  Reference is made to Part II, Item 5 below titled “Other Information.”  We are including such disclosure in this item below because these events did not occur during our actual third quarter.

After the end of the year, we will no longer be offering Active UpLift® or All-Day Energy Spray® for sale on a retail basis or through our various websites.  What we have in inventory will expire by the end of the year and, at this time; we have no plans to mix more of either product, though we will try to sell what we have remaining through our various websites.

Of the three websites that were active at the end of the second quarter, only one is currently active at the end of the third quarter. The two that have been de-activated or shut down are www.upliftenergy.com and www.alldayenergyspray.  www.The upliftnutrition.com website has been completely rebuilt and is active. At one time, we had a website www.EpiGaia.com but because we have held off in marketing that product, that website is no longer functional.

During the quarter, we completely revamped and updated our principal website, www.upliftnutrition.com.  It now also solicits the purchase of the two new products we are brokering mentioned above called Tonify and XMint.

We hope to have success with the 2 new products we began brokering in October on our revamped and updated website, www.upliftnutrition.com.  See Part II, Item 5 below.

During our third quarter ended September 30, 2012, we generated or realized nominal revenue net of discounts and coupons from sales of Active UpLift® and All-Day Energy Spray®.  Net revenues for the nine months ended September 30, 2012 were $83 compared to $598 for the nine months ended September 30, 2011.  This lack of internet sales was due, in large part, to our lack of internet and other advertising.  We generated no sales of Tonify or XMint during the quarter simply because we did not start brokering or marketing such products until after the quarter.  See Part II, Item 5 below titled “Other Information.”

After September 30, and starting in October, we have changed our  marketing strategy to include only the two new products Tonify and XMint, and, as stated above, will be suspending our marketing efforts for Active UpLift®  and All-Day Energy Spray® by the end of the 2012 year.

Because we have been in a long proceed of deciding whether to wind-down our former principal new products, namely, Active UpLift®  and All-Day Energy Spray®, we did not devote much capital to advertising during the last 9 months.  Our total promotions and marketing expenses were $736 for the nine months ended September 30, 2012 compared to $1,420 for the nine months ended September 30, 2011.

Cost of goods sold were minimal as a result of low sales and amounted to $14 and $1,193 for the nine months ended September 30, 2012, and 2011, respectively.

Consulting and professional fees were $55,527 and $39,203 for the nine months ended September 30, 2012 and 2011, respectively.  During the quarter ended September 30, 2012, the Company issued 1,200,000 shares of common stock to various consultants of the Company for services rendered to the Company.  These services were valued at $12,000.

General and administrative expenses were $7,306 and $10,792 for the nine months ended September 30, 2012 and 2011, respectively.

Selected Financial Data.

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful.  Reference is made to Part I above and our audited financial statements included in Part F/S of our 2011 Annual Report on Form 10-K filed on Edgar earlier in the year.  Reference is also made to the section immediately below titled “Liquidity and Capital Requirements.”  We are still a development stage company and due to current economic conditions, we have decided to curtail concentrating on retail sales of Active UpLift® and  All Day Energy Spray®, and will eventually cease all promotion and sales of those products by the end of 2012.  The marketing plan that we are developing and are currently in the process of implementing after the end of the quarter will include only our two newest products, Tonify and XMint.

We have only generated or realized nominal revenues from our operations through the end of our third quarter of 2012.  Our lack of substantial revenue and sales is currently a result of not yet having established normalized operations that would generate significant revenue or establish a pattern of expenditures that correlate with revenue.  We hope this will change with the addition of Tonify and XMint but can make no predictions in this regard.

Since our emergence almost 7 years ago from several years of dormancy, we have incurred significant accounting costs and other expenses and fees in connection with reactivating ourselves, acquiring Nu Mineral Health, a Wyoming limited liability company, the development of several new products since approximately 2007 and devising marketing plans in that regard, and  otherwise continuing to be current in our reporting obligations with the U.S. Securities and Exchange Commission (“Commission”).  Funding of these and other expenses has been from working capital provided by our majority stockholder, namely, Uplift Holdings, LLC, an entity which, because of its controlling ownership interest in us, has an obvious vested interest in seeing us successfully market our current and new products.

Liquidity and Capital Requirements.

During the nine months ended September 30, 2012, our current assets increased from $22,287 to $22,889, primarily due to an increase in cash of $679.  During the same time frame, total assets decreased by $288 from $26,031 to $25,743, primarily from the decrease in fixed assets due to depreciation and intangible assets due to amortization.

During the nine months ended September 30, 2012, current liabilities decreased from $39,527 to $17,264, a decrease of $22,263. There are several factors that contributed to this net decrease in current liabilities during the nine month period.  The biggest factor was the conversion of $77,220 in loans and accrued interest to stock.  The Company received $53,475 in advances from shareholders during the nine months ended September 30, 2012, during the quarter these advances were converted to stock. Stockholder advances decreased by $18,200, accrued interest payable to related parties decreased by $1,826, and accounts payable increased by $937.

Our sales during the first nine months of 2012 were $83 as compared to $598 during the first nine months of 2011.  Our cost of sales during the first nine months of 2012 was $14 as compared to $1,193 during the same period last year.  For the nine months ended September 30, 2012, our total operating expenses increased by $10,975 as compared to the nine months ended September 30, 2011.  This was mainly the result of stock issued during the quarter ended September 30, 2012 for consulting services valued at $12,000.

As of September 30, 2012, our cash balance in our checking account was $679.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is provided by our majority shareholder.

The continuation of our current plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.  During the nine months ended September 30, 2012, our majority shareholder, Uplift Holdings, loaned or advanced us an additional $53,475.  Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such.  Uplift Holdings’ loans are considered or designated by us as "advances," inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest on the on-going balance, we currently have no way of paying any interest payments to Uplift Holdings.

As of September 30, 2012, we have accrued approximately $-0- in interest due and owing stockholders as the accrued interest was converted into common stock of the Company.  In the event we modify our agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments.  As of September 30, 2012, stockholder advances totaled approximately $7,500.  See Item 2 of Part II below titled “Unregistered Sales of Equity Securities and Use of Proceeds,” which discusses the conversion of $77,220 worth of debt on our balance sheet in early September in exchange for the issuance, to our majority shareholder, of 7,720,000 common capital “restricted” shares.  As further explained in Item 2 of Part II below, we also issued 1,200,000 “restricted” shares to 3 Directors for past services rendered.   These stock issuances result in a total of 13,692,597 shares currently issued and outstanding.

We hope to be able to satisfy our cash requirements in order to keep us current in our 1934 Exchange Act reporting obligations for at least the ensuing 12 months.  Our majority shareholder lacks the capital and resources to fund an advertising campaign, particularly given that we have come to realize how expensive such an endeavor really is.

We believe that a year period is consistent with the disclosure in our PLAN OF OPERATION described below in that we believe that within 1 year, we should be able to successfully carry out our new and revised business plan relative to Tonify and XMint if we can find sufficient advertising capital on acceptable terms.  If a determination is made by management that we will NOT be successful and that our business plan is or will be a failure for reasons which we can only imagine—something that has not yet occurred— our majority shareholder will likely elect not to advance us any more funds.  See the section titled "PLAN OF OPERATION" below.  Having said this, we are unable to guarantee that by the end of the fiscal year, and assuming that our business plan is NOT by then successful, that our majority shareholder will continue to advance us sufficient money to allow us to continue in our reporting obligations.  We do not mean to imply, however, that our majority shareholder will NOT continue to advance us funds beyond the end of the year, particularly if it appears that we will indeed be able to successfully carry out our business plan if we continue beyond this year.  If our majority shareholder does not desire to loan or advance us sufficient funds for us to continue for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part. It is possible, however, that we would consider a private placement of our shares, the form of which we also cannot predict or determine at this time.

Current Status.

During the quarter, we did not market Active UpLift® or All Day Energy Spray® in any retail stores.  Currently, we are marketing those products and our 2 new products Tonify and XMint on-line through our updated website – UpLift Nutrition.com.

PLAN OF OPERATION.

Our principal business plan up to and through the end of the quarter had been to promote, market and sell our energy spray All Day Energy Spray® through the active websites we have mentioned throughout this document but after September 30, in October, management modified our marketing strategy, rebuilt our www.upliftnutrition.com website, and entered into a marketing agreement to sell two new products called “Tonify” and “XMint” through our updated website.  Because of our change in direction, in early October, we shut down our two other major websites, namely, www.alldayenergyspray.com and upliftenergy.com so we could concentrate all of our marketing and sales efforts on our one principal website.

As a result of winding down our marketing efforts with respect to Active UpLift® and All Day Energy Spray®, we had, and will have, less than anticipated sales and gross revenue on these two products through the end of the 2012 year.

We eliminated $77,220 in debt on our balance sheet during the quarter through the exercise of outstanding convertible notes in favor of our majority shareholder.  We believe that retiring such debt makes us more suitable or attractive to an equity or other investor.

In addition to the foregoing, we look forward to marketing Tonify and XMint, two new products we just started marketing in mid October, all as disclosed in Part II, Item 5 below.  See our website, www.upliftnutrition.com.

Our Websites.

During the quarter, we started the redesign of our principal UpLift website.  We also shut down or discontinued our former websites, www.epigaia.com,  www.alldayenergyspray.com, and www.upliftenergy.com in favor of just the one website.  During the quarter, we spent an enormous amount of time and energy revamping and modernizing www.upliftnutrition.com and strongly encourage any investor or interested person to visit them.

Inventory.

As of September 30, 2012, inventory consisted of $12,524 in raw materials, which includes our newly redesigned 14-pack display boxes, and $9,686 in finished goods.

As of September 30, 2012, we have in inventory, 554 boxes (each box contains 14 packets ) of our “new” Active UpLift® apple-cinnamon cold or hot flavor drink, and 512 boxes of the original Active UpLift® raspberry-lemonade flavored drink.

As of September 30, 2012, we had, on hand, bottles of All Day Energy Spray® as follows: 1,081 Citrus flavored bottles, 1,595 Grape flavored bottles, 1,233 Mint flavored bottles, and 1,723 Cinnamon flavored bottles.  On September 30, 2012, we had one (1) kilo of EpiGaia™ in our inventory.

The entire finished goods inventory and majority of our product box inventory, including raw materials, is currently held in our warehouse located at 252 West Cottage Avenue, Sandy, Utah.

As of September 30, we had no Tonify or XMint packages or product in inventory.  See Part II, Item 5 below.

We are NOT Dependent on One Supplier for Our Potential Success.

With regard to Tonify and XMint, we are not dependent on any one supplier for our ability to receive and inventory product.

Our Business Plan over the Remainder of the Year.

As a result of the recession and people tightening their belts and not spending as much money, we have had a difficult time generating sales for Active UpLift® and All Day Energy Spray.  As a result, and as stated above, we have decided to suspend all advertising on those two products and cease selling them by the end of 2012.  And, starting this October, as disclosed elsewhere herein, we have added 2 new products to sell as a broker.  To accomplish this, we have completely updated and expanded our existing website, and have shut down the other two websites leaving www.upliftnutrition.com as the only website available for advertising, marketing and sales.  Through our updated website, we will continue to offer our Active Uplift® and All Day Energy Spray products, until the end of 2012, on a “try it free” promotional effort to anyone who wants the product. All the person needs to do is pay for the shipping charges.

We hope that our new marketing efforts related to Tonify and XMint will be successful but this remains to be seen

Our Current Marketing/Advertising Strategy.

As disclosed above, and since the end of September, we have changed directions and have decided to concentrate our marketing efforts on our two newest products, Tonify and XMint and cease all sales of All Day Energy Spray® and Active Uplift® by the end of 2012.  During the fourth quarter, we will be marketing Tonify and XMint, 2 new products, for the first time.  In this regard, we are concentrating our new marketing efforts in several areas.  For example, we are concentrating on website advertising and marketing through several new websites and otherwise keeping our website updated and fully functional.  Through these efforts, we have now started a marketing effort on various popular and more significant search engines.

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

-- respond to competitive developments and maintain our distinct brand identity

-- provide quality customer service

-- continue to develop and upgrade our services and technologies

Our Immediate Ability to Be Placed in Retail Stores.

Tonify and XMint will NOT be carried or featured in retail stores.  This will make our efforts to market these 2 new products easier as we will be concentrating on selling them “on-line.”

We Intend to Pursue Additional Marketing Ideas and Avenues on an On-Going Basis.

We are exploring additional marketing ideas that have not as yet been implemented by us but which we intend to seriously consider and which are designed to additionally promote us and our website.  These include but are not limited to reciprocal linking with other websites.

 Employees, Experts, Consultants and Advisors.

Currently, we have no employees.  Employees are not necessary at this stage of our development.  Our officers and directors are performing daily duties as needed. We only intend to hire employees if and when the need develops. Currently, there is no such need.

Our directors and officers do not receive any remuneration for their services nor are they accruing earned compensation.  We might however, approve the issuance of stock from time to time as a bonus for work that has been performed or as consideration for services rendered, something we did in December.  See Part II, Item 2 below.

In implementing our business plan, we are holding expenses to a minimum and we plan to obtain expert and other services on a contingency basis if and when needed.  Until now when we need advertising capital, we have not had a particular or specific need for any outside experts, advisors or consultants.  If we engage outside advisors or consultants for any particular purpose, we will have to make a determination as to how such persons will be compensated.  So far, we have NOT made any arrangements or definitive agreements as yet to use outside experts, advisors or consultants for any reason.  This is because, so far, we have not needed to.  We do have a website technician whom we have hired to, among other things; enhance our html source or description codes, namely, Keywords, on our website so that information is more easily susceptible to Yahoo! and Google's search "crawler" or “spider.”

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

The foregoing is qualified by the 2 new products we are now offering for sale starting this October.  We believe that our principal shareholder will continue to fund us as necessary to give these 2 new products the kind of chance, opportunity or exposure they need to become successful or viable.  If nothing else, we plan to promote these two products to the best of our current ability, given our overall lack of advertising capital.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

Management's Quarterly Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting

(as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended).  In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of September 30, 2012, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

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

As of September 30, 2012, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.

In response to management’s assessment as of September 30, 2012 and also due to material weaknesses found in the Company’s annual report, the Company and management have implemented the following changes to internal control over financial reporting and believe that these additional controls will mitigate future breakdowns in internal control.  Last year, we contracted with an outside accountant to take over some of the financial record keeping duties previously performed by our president.  This individual has been performing bookkeeping services and has past experience with manufacturing companies.  The Company has also implemented more post-closing procedures and reconciliation to meet compliance requirements.  The Company believes that this individual and these additional procedures will help to better address and mitigate those deficiencies noted in the Company’s prior reports.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During early September 2012, a majority of our Board of Directors approved a corporate resolution authorizing, at the request of our majority shareholder, Uplift Holdings, LLC, the conversion of $77,220 of debt owed by us to it.  Such debt, including all debt due Uplift Holdings, is subject of a Convertible Note and therefore, this debt was considered secured.  The $77,220 of debt was converted to “restricted” common stock at a price of $0.01 per share, which had a market of $0.01 bid and $0.02 asked or offered.  Further, actual previous trades over the preceding 3 months had been $0.01 per share.  The Board determined that this conversion price was reasonable and fair under the circumstances.  Mr. Hall, the Chairman of the Board, abstained from such vote inasmuch as he is a principal of our majority shareholder, Uplift Holdings.  A total of 7,720,000 “restricted” shares were thus issued to Uplift Holdings, LLC, and $77,220 of debt was eliminated or canceled from our balance sheet.

In addition, on or about September 4, 2012, our Board further authorized the issuance of shares for services to 3 directors and officers.  Gary C. Lewis, our President, CEO and Director, was issued a total of 800,000 “restricted” shares at a share price of $0.01 per share, for total value of past services of $8,000.  Jessica Rampton, our Secretary and Director, was issued a total of 200,000 “restricted” shares at a share price of $0.01 per share, for total value of past services of $2,000.  Finally, our Vice President of Marketing and a Director, Bruce Miller, was issued a total of 200,000 “restricted” shares at a price of $0.01 per share, for total value of past services of $2,000.

While our Chairman of of the Board, Edward H. Hall, Sr., has rendered substantial services to us, the Board did not resolve or elect to issue Mr. Hall any stock for past services.

The foregoing stock issuances during the quarter have left us with a total of 13,692,597 shares of our common capital stock issued and outstanding as of the end of our third quarter and also, as of the date of this Report.

Item  3.  Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

               None.

Item 5. Other information.

Our stock trades on the OTC Bulletin Board under the symbol UPNT.OB.

During and subsequent to the quarter we re-vamped and updated our principal website, www.upliftnutrition.com and shut down epigia.com, upliftenergy.com and alldayenergyspray.com.

More importantly, starting late October, we entered into an exclusive marketing agreement to market two products on Closed Social Marketing sites on a click for pay basis, with Healthy Life Nutraceutics, Inc. based in Deerfield, Il.  The first of these products is Tonify Raspberry Keytone Fat Burning Chewing Gum.  This product is designed to burn fat.  Keytones, as a fat burner or remover, have been endorsed by Dr. Oz on television.  Tonify gum provides a unique delivery system that promotes immediate absorption of our all-natural fat-burning ingredients.  See our website, www.upliftnutrition.com.  This product does not contain caffeine or any other artificial stimulants.

The second of these products is XMint, a male enhancement chewing gum.  Reference is made to our website, www.upliftnutrition.com.  An interested person is invited to click on the box titled “Natural Male Performance Enhancement.”

Given that the marketing of these new products is new for us, we cannot predict how sales will be.  It is also premature to talk about profit margins as that will be dictated by volume.  We have begun marketing these products on our revamped and updated website with sufficient inventory at our Sandy, Utah, warehouse, from which we can fill initial orders and make shipment on a timely basis.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31                         302 Certification of Gary C. Lewis

32                          906 Certification

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLIFT NUTRITION, INC. (Issuer)

Date:	November 9, 2012	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 9, 2012	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Date:	November 9, 2012	/s/Edward Hall
Edward Hall Chairman of the Board