Form 10-K
period 2012-12-31
Uplift Nutrition, Inc.
filed 2013-04-08
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2012

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

As of the close of business on December 31, 2012, our fiscal year-end and as of the date of this annual report, the aggregate market value of the voting stock held by non-affiliates, an amount consisting of a total of 1,261,167 shares or approximately 9.3% of our total number of issued and outstanding shares, was considered by us to have a value of $36,935.  This valuation is based on the year end market price of our stock, which was approximately $0.03 per share.  Our stock is quoted on the OTC Bulletin Board under the symbol UPNT.OB.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

As of our fiscal year end and date of this document, the Issuer had a total of 13,692,597 common capital shares issued and outstanding of which 12,431,430 are either "restricted” or “control shares” and otherwise owned and held by officers, directors, insiders and affiliates.  This figure of 12,431,430 “restricted” or affiliate shares includes 11,157,430 shares owned and held directly and indirectly by the principal of our majority stockholder as of December 31, 2012.   The figure of 12,431,430 shares represents 90.7% of our total number of issued and outstanding shares.  See Item 12 of Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

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

TABLE OF CONTENTS

PART I

ITEM .BUSINESS                                                                                                                            4

ITEM 1A. RISK FACTORS.                                                                                                             8

ITEM 1B. UNRESOLVED STAFF COMMENTS                                                                            8

ITEM 2. PROPERTIES.                                                                                                                   9

ITEM 3. LEGAL PROCEEDINGS.                                                                                                 9

ITEM 4. MINE SAFETY DISCLOSURES                                                                                        9

PARTII                                                                                                                                             9

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                                              9

ITEM 6.  SELECTED FINANCIAL DATA                                                                                    13

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS.                                                                                                       13

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.       17

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA.                                       18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.                                                                                                33

ITEM 9A.  CONTROLS AND PROCEDURES.                                                                             33

ITEM 9B. OTHER INFORMATION.                                                                                              34

PART III                                                                                                                                         34

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE .                                                                                          34

ITEM 11. EXECUTIVE COMPENSATION.                                                                                 36

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                                                 38

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.                                                                                                                        40

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.                                                 41

PART IV                                                                                                                                         41

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.                                                41

PART I

ITEM 1.    BUSINESS.

We are a start-up, internet-based eCommerce company that has been offering and selling a new natural energy and health drink called Active UpLift® in two different flavors and also, an energy spray called All-Day Energy Spray®.  We have other products that we have also developed but to date, we have lacked the advertising capital to introduce them to the public and market them in a significant or meaningful way.  Having said this, starting in October of 2012, after the end of the third quarter, we began marketing on our updated website, www.upliftnutrition.com, a new product called “Tonify,” which is a raspberry keytone chewing gum designed to burn fat.  We also began marketing a product called “XMint,” a male enhancement chewing gum.

This now being 2013, we are no longer be offering our formerly principal products Active UpLift® or All-Day Energy Spray® for sale on a retail basis or through our primary website, www.upliftnutrition.com.   What we have in inventory essentially expired at December end 2012 and, at this time, we have no plans to mix more of either product, though we are trying to sell what we have remaining through our website.

Of the three websites that were active at the end of the second quarter, only one is currently active.  The two that have been de-activated or shut down are www.upliftenergy.com and www.alldayenergyspray. www.  The upliftnutrition.com website has been completely rebuilt and is active.  At one time, we had a website www.EpiGaia.com but because we have held off in marketing that product, that website is no longer functional.

During the last quarter, we completely revamped and updated our principal website, www.upliftnutrition.com.  It now solicits the purchase of the two new products we are distributing mentioned above called Tonify and XMint.  We hope to have success with the 2 new products we began distributing in October on our revamped and updated website, www.upliftnutrition.com.  In this regard, in November 2012 we entered into an exclusive representation letter agreement with Tonify and X-Mint’s manufacturer, Healthy Life Nutraceutics, Inc. (“Healthy Life”), out of Deerfield, Illinois, to “distribute” these 2 products in a specific market segment, specifically, the View For Pay or Pay For Click or similar market throughout the United States and worldwide where not prohibited by law.  As a distributor, we are obligated to have a customer base who has subscribed to our promotions and advertising.  This market does NOT include seller channels or portals such as Ebay, Amazon, Google Shopping or similar search engine optimization channels, and online stores such as Drugstore.com, Vitacoast.com or similar channels.  This letter agreement may be terminated by Healthy Life on 60 days’ written notice, with or without cause.  Healthy Life determines the prices at which we are able to offer and sell their products.

While we have made several significant contacts in the retail food business over the last few years, we have been unable to seriously launch Active UpLift® or All-Day Energy Spray® in any national convenience or other large food chain stores for want of advertising capital.  This is the biggest problem we have faced during the last two fiscal years and the biggest problem we currently face.

Our new green tea drink is fully developed but is not currently being marketed.  Our other new “super juice” drink, EpiGaia™ is also not being marketed at present, all for want of advertising capital.

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

As set forth in our balance sheet in Part F/S below, as of December 31, 2012, we had $- 0 - in cash and approximately $736 worth of product inventory.  All previously held inventory has been written off due to obsolescence and also, due to our current and recent efforts to focus on distributing Tonify and X-Mint as described above.

We maintain executive offices or facilities at the office of our Chairman of the Board located at 252 West Cottage Avenue, Sandy, Utah 84070.  We do not pay rent for these office facilities because their use is only nominal.

We do maintain a products liability insurance policy.

For and as of our year end, December 31, 2012, we had revenues of $133.  We had zero dollars in deferred revenue representing sales for which the right of return has not been determined or expired.  For and as of our fiscal year end, we did not have any retail grocery store chain sales with Ralphs, Albertsons, and Harmons.  We believe that our retail sales during all of 2012 were not as substantial as we would have wanted simply because, as disclosed elsewhere herein, we lack sufficient advertising capital.  Management cannot predict whether we will ever be profitable even though there is admittedly a large market for the two new products we distributing or retailing through our single website, namely, Tonify and XMint.

As of December 31, 2012, we had a net working capital deficiency of $31,320.  At the same time, we currently have a financial commitment for day-to-day operations through our majority shareholder, Uplift Holdings.  This commitment does NOT include providing the advertising capital necessary to become featured in large retain food chain stores. Such a commitment would involve several thousands of dollars.  Uplift Holdings’ commitment is to provide us with sufficient working capital over at least the next year as necessary to continue to be “current” in our reporting obligations with the U.S. Securities and Exchange Commission (SEC).  This commitment may be less than one year if a determination is made during that period that our business plan cannot be successful.  We consider its generous commitment to keep us current in our reporting obligations for at least the next year a legal obligation, as does Uplift Holdings, even though we have no written agreement with it to this effect.  We do not have a written agreement with Uplift Holdings to this effect because we believe that it has enough shares at this time and if we were to do so, such an agreement might require giving Uplift Holdings additional shares in the event that we default on our obligation to it, something that neither of us believes is necessary to provide for at this time.  If Uplift Holdings decides not to advance us additional funds for lack of its own capital and resources and yet our business prospects look positive or favorable, we may consider raising money by selling our common stock on a private placement basis.  Additional thought and consideration has been given to this prospect at this time but we have nothing to report in this regard.  If such occurs, existing shareholders would likely be substantially diluted.

Even though we have two new products we are distributing  and retailing through our website and for which we believe there is an enormous market, because of the start-up nature of our offering these two particular products, there exists substantial doubt regarding our ability to continue as a going concern.  See Part F/S below.  No assurance can be given that we will become successful or that we will generate enough capital from sales of these two new products to continue to finance necessary advertising campaigns, let alone undertake new advertising campaigns such as advertising in food magazines or in a variety of health food and nutrition venues.  In this regard, reference is made to our "Plan of Operation" section below.

Our stock transfer agent is Fidelity Transfer Company located at 8915 South 700 East, Suite 102, Sandy, Utah 84070, phone number 801-562-1300; fax number 801-233-0589.

As of the date of this document, we have approximately 1,240 shareholders of record.  Fidelity Transfer Company has been our transfer agent since our initial public offering back in the 1950’s.  We have but one class of stock issued and outstanding, that being common capital voting stock having a par value of $0.001 per share.  As a result of a 1 for 20 reverse split that FINRA approved in December 2011 and, as of the date of this document, we have a total of 13,692,597 common capital shares issued and outstanding of which 100,000,000 common shares are authorized.  Effective November 21, 2011, the Secretary of State of the State of Nevada accepted an amendment to our Articles authorizing the issuance of as many as 10 million preferred shares, having a par value of $0.001 per share, the same as our common stock.   No such shares have been issued.  The rights and preferences relating to such preferred shares are subject to the discretion of our Board of Directors and the parameters are set forth in a Certificate of Designation filed with the State of Nevada on November 21, 2011.  This was disclosed in a 14C Information Statement we filed on the SEC’s Edgar database in November 2011 and which was also mailed out to our stockholders.

In the November 21, 2011 amendments to our Articles, we also amended our Articles to allow our Board of Directors, if they so desire, to adopt or craft an employee stock option or other benefit plan in their discretion, a plan or program that would not require further shareholder approval.  Reference is made to our filings with the State of Nevada which are available on the Secretary of State of Nevada’s website.

Of the 13,692,597 common shares currently issued and outstanding, our current slate of officers and directors own and hold or control, directly and indirectly, a total of 12,320,000 shares.  This figure represents 90% percent of our total number of issued common shares.  See Item 12 of Part III below.

Principal Products or Services Now Offered and Their Markets.

As stated above, in October 2012, we began marketing on our updated website, www.upliftnutrition.com, a new product called “Tonify,” which is a raspberry keytone chewing gum designed to burn fat.  We also began marketing a second product called “X-Mint,” a male enhancement chewing gum.

We believe that the overall nutritional market has exploded in size as the “yuppie” generation (the 50’s and 60’s) have begun to age into their 50’s. This generation or Americans has been and are still today, very resistant to normal aging.  Billions of dollars have been spent on nutrient and age delaying products that will help keep the population looking and, especially feeling, young and being as fit as possible.  Thusly, the overweight and male enhancement markets have grown substantially in size over recent years as well. Billions of retail dollars are now being spent annually by both males and females on the newest and most advanced youth enhancement products available. We feel that Tonify and X-Mint are just two products that fill this niche.

Government Regulation and Need for Governmental Approval of Principal Products or Services.

Because we do not sell a product that makes any particular cure claim, our products are exempt from direct regulation by the federal Food and Drug Administration.  We have modified our website to remove any “assumed” claims of any product that we cannot prove.

We do not make any disease claims and therefore we are in compliance with FDA and FTC “truth in advertising” laws.  http://www.ftc.gov/bcp/conline/pubs/buspubs/dietsupp.shtm).  Also our label follows FDA guidelines (http://vm.cfsan.fda.gov/~dms/supplmnt.html).  Other than state and federal securities laws and possible internet fraud or consumer fraud statutes that various states have enacted, we are not aware of any particular state or federal regulations that affect or impact our business.

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

The extent to which the manufacturer of Tonify and X-Mint maintains a retail or other substantial presence in another state, we would likely have to charge sales or use taxes to persons who purchase from our website in those particular states.

Competition and Marketing Data and Information.

UpLift has entered into an exclusive representation letter agreement with the manufacturer that allow us to, not only sell product on our website(s), but exclusively market through “Closed Network Social Media” advertising websites as well. This gives us an advantage over other marketers of the product though things are too new to be able to quantify that advantage at this point.  As time goes on, we will be able to provide more marketing data and information in this regards.  Tonify and X-Mint’s manufacturer has other distributors who offer the two products for sale through retailers, dealers and their website

Sources and Availability of Raw Materials and Names of Principal Suppliers.

Not applicable because we obtain product directly from the manufacturer and, at the same time, we maintain sufficient inventory on hand to satisfy orders.  We also ship product directly that is purchased through the “Closed Network Social Media” sites because the orders are fulfilled  through our website.

Dependence on One or a Few Major Customers.

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.

Though we have a registered federal trademark or trade name of the two phrases Active Uplift® and All Day Energy Spray®, both of which represent product that we own, we are not marketing these products at the present time.  The intellectual property protection that we therefore have on these products is no longer relevant to our current sales efforts and current business activities.

We have no intellectual property protection or rights with respect to the 2 new products we are retailing on and through our website, namely, Tonify and X-Mint.

We currently have no franchises, concessions, royalty agreements or labor contracts.  As disclosed in earlier Edgar filings, we currently have one license agreement.  In 2009, we entered into a license agreement with one of our directors to market a new product, the formula for which was separately and independently developed by him.  Such product is a “super juice” drink, which we unveiled 2 years ago and have named EpiGaia™.  We are not currently marketing this product for want of advertising funds and therefore, our plans with respect thereto are “on hold.”  This license agreement involves nominal consideration to this director as a result of his insider status and also because of his potential conflict of interest in this regard.

With regard to our new product, EpiGaia™, we are including the “TM” or trademark designation next to the name EpiGaia™ in that, on May 7, 2009, we applied, through intellectual property counsel, for a federal trademark and trade name with the U.S. Patent and Trademark office in Washington, D.C.  In addition to applying for a federal trademark and trade relative to the name “EpiGaia,” on the same date we also applied for a trade name and trademark for the names “Epigenic Health” and “Epigenic Wellness.”  These three (3) applications are identified by Serial Nos.77/.731,844, 77/731,917 and 77/731,888, respectively.   We intend to use the TM designation in connection with our use of any of these marks.  These three federal trademark applications are currently pending.    We have no way of knowing, at the present time if our applications will be granted, or, if they or any of them are, when that might occur.  All Day Energy Spray®, on which we have a registered federal trademark, uses a proprietary, natural energy formula called XYTINE™ and on which we previously filed for a federal trademark or trade name with the U.S. Patent and Trademark Office.  See also Item 2 of this Part immediately below titled “PROPERTIES.”

Research and Development Costs during the Last Two Fiscal Years.

During the years ended December 31, 2012 and December 31, 2011, we expended no money towards research and development.

Costs and Effects of Compliance with Environmental Laws.

None; not applicable.

Reports to Shareholders.

None.

Employees

While we do have a non-compete agreement with our officer and director, Jessica Stone Rampton, the fact is that we have no employees and do not anticipate having to hire any other than possibly for part time clerical help or in the event that sales increase or take off, an event that does not appear particularly likely to occur.  Accordingly, we have no immediate plans to retain employees until such time as our business plans warrant or justify the expense.  We may find it necessary to periodically hire part-time clerical help on an as-needed basis though we have no plans to do so at this time.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None; not applicable.

ITEM 2. PROPERTIES.

We own all right, title and interest in and to our two health and energy products Active UpLift® and All Day Energy Spray®, none of which we are marketing at the present time.  Other than as set forth in our license agreement with one of our directors, we own all right, title and interest in and to our  “super juice” EpiGaia™, a product that we are not currently marketing.  Finally, we own all right title and interest in and to our “Green Tea Diet” drink that we are also refraining from marketing at the present time.

As set forth in the section above titled “Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration,” we have a  federal trade name and trademark on the phrase Active UpLift® which we obtained in 2008.  During our 2009 fiscal year, we received notice from our intellectual property attorneys that our application with the U.S. Patent and Trademark Office for a trade name and trademark on the phrase All Day Energy Spray® had issued and is now registered.  This has enabled us to put the small “r” with a circle around it next to the name of both of these products, something that we have routinely done on all of our shipping packages and boxes used in interstate commerce.

We have contemplated filing with the U.S. Patent and Trademark Office for a federal chemical patent on our Active UpLift® formula but have not as yet done so.  Based on our lack of advertising capital, however, it is unlikely that we will do so.

We have no proprietary interest in the two products we are currently marketing on our website at the present time, namely, Tonify and X-Mint.

Executive Offices

During our 2012 fiscal year, our executive offices were re-located to 252 West Cottage Avenue, Sandy, Utah 84070. Our telephone number is 801-566-1079 and our fax number is 801-568-9111.  This is also the business office address of Chairman of the Board and principal shareholder.  We pay no rent for the use of this address or facility.  We do not believe that we will need to maintain any other or additional office at any time or in the foreseeable future in order to carry out our plan of operations described in this document.  This is because our business is primarily “on-line,” meaning that the current facilities are adequate to meet our needs until something occurs which requires either more or different office space.  We do not foresee that in the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As per information obtained from the OTCBB, the price and trading activity in our stock for each quarter of fiscal 2012 and 2011 is set forth below.  The reader should note that our 1 for 20 reverse split went into effect in the last quarter of 2011 and this obviously affected the market price of our stock.

\

OTC Bulletin Board ®	Quarterly Trade and Quote Summary Report
UPNT - UPLIFT NUTRITION INC	Year Ending December 2012

2012	BID			ASK			PRICE			VOLUME
12/31/2012	0	0	0	0	0	0	0.05	0	0.03	103,713
9/30/2012	0	0	0	0	0	0	0	0	0	0
6/30/2012	-	-	0	-	-	0	1.01	0.01	0.05	3,339
3/31/2012	0	0	0	0	0	0	0.02	0	0	27,500

OTC Bulletin Board ®	Quarterly Trade and Quote Summary Report
UPNT - UPLIFT NUTRITION INC	Year Ending December 2011

2011	BID			ASK			PRICE			VOLUME
12/31/2011	-	-	0	-	-	0	0.4	0.0015	0.4	139,004
9/30/2011	0	0	0	0	0	0	0.0065	0	0.0065	20,800
6/30/2011	0	0	0	0	0	0	0	0	0	0
3/31/2011	0	0	0	0	0	0	0.17	0	0	101,800

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

As of our year end and as of the date of this annual report, there are a total of 13,692,597 shares issued and outstanding.  This figure takes into consideration the 1 for 20 reverse split that FINRA allowed us to effectuate on December 9, 2011.  For more information on who owns our stock and what stock may trade without restriction, see Item 12 of Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

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

Description of Securities

Our authorized capital stock consists of 100,000,000 shares of common capital stock, $0.001 par value, of which 13,692,597 shares were issued and outstanding as of our fiscal year-end, December 31, 2012, and also, as of the date of this Report.  As also disclosed above, as a result of the November 2011 amendments to our Nevada Articles, our capital stock also consists of an additional 10 million preferred shares which we authorized, having a par value of $0.001 per share, of which none are currently issued or outstanding, the preferences and rights concerning which have not as yet been determined by our Board of Directors.   See Exhibit 3.2 hereto.

As of our December 31, 2012, year-end, including the date of this Annual Report, there are NO options, warrants, stock appreciation rights, or other rights of a similar nature outstanding which currently obligate us to issue any additional common stock to anyone.  Our common stock is considered a "penny stock" because it meets, or would meet, if and when it trades, one or more of the definitions in Commission Rule 3a51-1 of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the FINRA’s automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

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

Recent Sales of Unregistered Securities.

On September 30, 2012, we allowed Uplift Holdings to convert $77,220 worth of debt on our balance sheet in early September in exchange for the issuance, to our majority shareholder, of 7,720,000 common capital “restricted” shares. As further explained in our last Form 10-Q, we also issued 1,200,000 “restricted” shares to 3 Directors for past services rendered.  These stock issuances resulted in a total of 13,692,597 shares currently issued and outstanding.

The foregoing stock issuances were made in reliance on the Section 4(2) or non-public offering exemption from federal securities registration and the corollary private placement or similar exemption under applicable state law.

Use of Proceeds of Registered Securities.

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers.

The Company did NOT purchase any of its own securities during the 2012 fiscal year.

As disclosed in the subheading above titled Recent Sales of Unregistered Securities, our majority shareholder did acquire common stock, namely, equity securities, during the 2012 fiscal year; however, such equity securities were acquired in exchange for cancellation of portions of convertible notes held by it and were not purchased or acquired for cash.  See our Edgar filings.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS.

Our principal business plan up to and through the end of the third quarter had been to promote, market and sell our energy spray All Day Energy Spray® through the active websites we have mentioned throughout this document but after September 30, in October, management modified our marketing strategy, rebuilt our www.upliftnutrition.com website, and entered into a marketing agreement to sell two new products called “Tonify” and “X-Mint” through our updated website.  Because of our change in direction, in early October, we shut down our two other major websites, namely, www.alldayenergyspray.com and upliftenergy.com so we could concentrate all of our marketing and sales efforts on our one principal website.

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

In addition to the foregoing, we look forward to marketing Tonify and X-Mint, two new products we just started marketing in mid October, all as disclosed in Part II, Item 5 below.  See our website, www.upliftnutrition.com.

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

Inventory.

We no longer carry any inventory of Active UpLift® and All Day Energy Spray®.  We do maintain limited inventory of Tonify and X-Mint.

As of December 31, 2012, we had 91 packets of Tonify and 41 packets of X-Mint in inventory.

We are NOT Dependent on One Supplier for Our Potential Success.

With regard to Tonify and X-Mint, we are not dependent on any one supplier for our ability to receive and inventory product.

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

We hope that our new marketing efforts related to Tonify and X-Mint will be successful but this remains to be seen

Because we are no longer marketing our principal energy drink products and we have embarked on marketing two entirely new products, we do not believe that comparing cost of goods sold for 2012 to 2011 is particularly relevant or meaningful.  .

Our marketing expenses for the year ended December 31, 2012 were $1,360 compared to $2,781 for the year ended December 31, 2011.  For the year ended December 31, 2012, marketing expenses consisted of $0 in advertising costs and $369 in product used in demonstrations, free samples, and giveaways in connection with sponsorship of events. We also incurred $991 for marketing on our website during the fiscal year.

Consulting and professional fees were $65,057 for the year ended December 31, 2012 compared to $50,319 during the year ended December 31, 2011.  No major change was expected in professional fees as we will continue to have audits and reviews of the financial statements.

General and administrative expenses were $11,892 for the year ended December 31, 2012 compared to $10,846 for the year ended December 31, 2011.  The decrease is mainly the result of decreased sales and operations and our efforts to wind down the marketing of our energy drinks.

Liquidity and Capital Requirements

As of our fiscal year ended December 31, 2012, we had $- 0 - in cash.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital has historically been provided by our majority shareholder.  Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe that it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such. Uplift Holdings’ loans are considered or designated by us as "advances" inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest or keep track of what it is, at present, we have no way of paying any interest payments to Uplift Holdings.  As of December 31, 2012 and given the debt during the last 2 fiscal years that we converted to common stock, we have accrued $227 in interest due and owing to Uplift Holdings.  In the event we modify our oral agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments.

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

As disclosed in Item 5 above titled Recent Sales of Unregistered Securities, on September 30, 2012, we allowed Uplift Holdings to convert $77,220 worth of debt on our balance sheet in early September in exchange for the issuance, to our majority shareholder, of 7,720,000 common capital “restricted” shares.  As further explained in our last Form 10-Q, we also issued 1,200,000 “restricted” shares to three (3) directors for past services rendered.  These stock issuances resulted in a total of 13,692,597 shares currently issued and outstanding. We believe that eliminating debt on our balance sheet has significantly cleaned up our balance sheet in our opinion.  While conversions of our debt securities to common stock during previous fiscal years have removed several hundreds of thousands of dollars of debt from our balance sheet, issuing such shares has nonetheless caused existing shareholders to be substantially diluted.

Our Budget over the Next 12 Months

Due to our lack of working capital necessary to generate a serious and aggressive advertising campaign, we are unable to devise or project an advertising budget for 2013. Assuming that we do not obtain sufficient working capital during the year to embark on an extensive advertising campaign, what capital we have or what advances we will obtain from our majority shareholder will be used, during 2013, to keep us current in our reporting obligations and to pay attorneys, accountants and auditors.

For information on the cost of manufacturing and packaging our product, reference is made to our PLAN OF OPERATION section below.

Contingency Planning.

Any funding for emergencies is anticipated to be advanced by our majority shareholder, assuming that it has the available funds to do so.

Off-Balance Sheet Arrangements.

None; not applicable.

Effect of Current Economic Conditions.

Obviously, current economic conditions, including the recent hikes in the price of oil, are hurting all businesses, not to mention retail outlets and retail sales overall.  Most Americans are not spending money today like they have in the past.  Since much of the effects of the current recession have only become apparent in the last two years, we are not in a position at this time to predict the recession’s effects on our overall business plan and plan of operation, not to mention 2013 sales.  No retail company that we know of is making any such predictions.  We suspect that sales in 2013 will be slower than they might otherwise be, simply because that is what is happening to everyone else.

It is also our belief that Tonify and X-Mint are considered ‘boutique’ products that will sell well as long as the economy does well and the public has extra expendable income.  Although we are experiencing some sales, the current recession may likely have a negative effect on future sales.  We also believe that the particular market for Tonify and X-Mint is considered an ‘impulse’ market.

PLAN OF OPERATION

As stated in Items 1 and the beginning of Item 7 above, our principal business plan up to and through the end of the quarter had been to promote, market and sell our energy spray All Day Energy Spray® through the active websites we have mentioned throughout this document but after September 30, in October, management modified our marketing strategy, rebuilt our www.upliftnutrition.com website, and entered into a marketing agreement to sell two new products called “Tonify” and “X-Mint” through our updated website.  Because of our change in direction, in early October, we shut down our two other major websites, namely, www.alldayenergyspray.com and upliftenergy.com so we could concentrate all of our marketing and sales efforts on our one principal website.

Shipping of Our Two New Products.

Both Tonify and X-Mint are packaged in DVD-sized containers which are light weight and inexpensive to ship through the US Postal Service or one of the private shipping services.  We pass this cost on to the customer.

Inventory

As of December 31, 2012, all previously held drink inventory was written off due to obsolescence and because of the change in product line and distribution.  Approximately $12,524 in raw materials and $9,686 in finished goods were written off as an inventory adjustment and are included in cost of sales on our Statement of Operations.  As stated in the beginning of Item 1 above, we have phased out the sale of Active UpLift®, and All Day Energy Spray®.  We do not intend to mix any more of these products.  What is on hand and in inventory we will sell on-line until the viability of the product fully expires

Our Current On-Line Marketing/Advertising Strategy

As disclosed above, we are changing directions here starting in 2013 and have decided to concentrate our marketing efforts on Tonify and X-Mint.  In this regard, we are concentrating our new and current marketing efforts on keeping our current revamped website updated and fully functional. Through these efforts, we have started a marketing effort on various popular and more significant search engines.

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

Obligation of Our Principal Shareholder to Finance Us in Our Reporting Obligations Over at least the Next Year

As stated elsewhere in this document, our principal shareholder, Uplift Holdings, intends to provide us with sufficient funding, over at least the next year, to keep us current in our SEC reporting obligations.  This does NOT include advancing us the funds necessary to embark on a national advertising campaign.  The only caveat with regard to this commitment is if it is determined by us and our majority shareholder within the next year that our business plan will NOT work and cannot succeed.  If that occurs, and we can make no prediction about whether it will occur or not, our majority shareholder will likely elect to cease further funding us.  We have NOT entered into any formal, written agreement with Uplift Holdings that contractually binds or obligates it, in writing, to fund us for the next year, though we consider this commitment on its part to be a legal obligation upon which we and our shareholders have, up until now, been able to rely.  Having said this, we will nonetheless be required to continue to evaluate our business plan.  At the expiration of one year, or earlier, and assuming that we have not been able to obtain the needed capital to expend on advertising, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Uplift Holdings will then have to evaluate whether, and to what extent, it wants to continue to fund our continued existence as a fully reporting company.  For our fiscal year ended December 31, 2012, Uplift Holdings advanced us a total of approximately $13,700.  This figure is disclosed as stockholder advances on our balance sheet contained in Part F/S below as a liability, along with previous debt owed to Uplift Holdings.  See our financial statements in Item 8 below.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No response to this item is required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2012

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

CONTENTS

    PAGE

Report of Independent Registered Public Accounting Firm

    20

Balance Sheets

    21

Statements of Operations

    22

Statements of Stockholders’ Deficit

    23

Statements of Cash Flows

    24

Notes to Financial Statements

25 - 32

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Uplift Nutrition, Inc. (A Development Stage Company)

Sandy, Utah

We have audited the accompanying balance sheets of Uplift Nutrition, Inc. (a development stage company) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception on March 5, 2005  through December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uplift Nutrition, Inc. (a development stage company) as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years ended December 31, 2012 and 2011 and for the period from inception on March 5, 2005 through December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

April 3, 2013

UPLIFT NUTRITION, INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS

	December 31, 2012	December 31, 2011

CURRENT ASSETS
Cash and cash equivalents	$ -	$ -
Inventory	736	22,287
Total Current Assets	736	22,287
PROPERTY AND EQUIPMENT, NET	-	184
OTHER ASSETS
Intangible assets, net	2,620	3,560
Total Other Assets	2,620	3,560
TOTAL ASSETS	$ 3,356	$ 26,031

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$ 300	$ 3,174
Accounts payable	17,829	8,827
Accrued interest payable – related party	227	1,826
Stockholder advances	13,700	25,700
Total Current Liabilities	32,056	39,527
TOTAL LIABILITITIES	32,056	39,527

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,692,597 and 4,772,597 shares issued and outstanding, respectively	13,693	4,773
Additional paid-in capital	1,484,512	1,404,212
Deficit accumulated during development stage	(1,526,905)	(1,422,481)
Total Stockholders’ Equity (Deficit)	(28,700)	(13,496)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 3,356	$ 26,031

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		From Inception on March 7, 2005 through December 31,
	2012	2011	2012

NET REVENUES	$ 133	$ 294	$ 28,620
OPERATING EXPENSES
Cost of sales	22,234	23,939	83,021
Marketing	1,360	2,781	211,857
Consulting and professional fees	65,057	50,319	614,495
Other general and administrative	11,892	10,846	281,392
Salaries and wages	-	-	215,250
Provision for non-collectible receivables	-	-	12,480
Total Operating Expenses	100,543	87,885	1,418,495
LOSS FROM OPERATIONS	(100,410)	(87,591)	(1,389,875)
OTHER INCOME (EXPENSES)
Other income	-	2,591	2,591
Loss on disposal of assets	-	-	(1,764)
Interest expense – related party	(4,014)	(20,774)	(137,857)
Total Other Income (Expense)	(4,014)	(18,183)	(137,030)
LOSS BEFORE INCOME TAXES	(104,424)	(105,774)	(1,526,905)
INCOME TAX EXPENSE	-	-	-
NET LOSS	$ (104,424)	$(105,774)	$ (1,526,905)
BASIC:
Net loss per common share	$ (0.01)	$ (0.03)
Weighted average shares outstanding	7,648,444	3,217,803

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period of inception (March 7, 2005 through December 31, 2012)
				Deficit
				Accumulated
				During	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Deficit
Inception, March 7, 2005	-	$ -	$ -	$ -	$ -
Common shares issued for cash at $0.001 per share, March 2005	1,000,000	1,000	-	-	1,000
Capital contributions July through November, 2005	-	-	31,930	-	31,930
Net loss for the year ended December 31, 2005	-	-	-	(25,859)	(25,859)
Balance, December 31, 2005	1,000,000	1,000	31,930	(25,859)	7,071
Capital contributions January through May 2006	-	-	10,511	-	10,511
Common stock issued in a stock offering transaction, June 2006	142,097	142	(512)	-	(370)
Common shares issued for services at $4.20 per share, October 2006	66,250	66	278,184	-	278,250
Net loss for the year ended December 31, 2006	-	-	-	(328,905)	(328,905)
Balance, December 31, 2006	1,208,347	1,208	320,113	(354,764)	(33,443)
Common shares issued for services at $8.00 per share, November 2007	2,500	3	19,997	-	20,000
Net loss for the year ended December 31, 2007	-	-	-	(126,310)	(126,310)
Balance, December 31, 2007	1,210,847	1,211	340,110	(481,074)	(139,753)
Net loss for the year ended December 31, 2008	-	-	-	(234,289)	(234,289)
Balance, December 31, 2008	1,210,847	1,211	340,110	(715,363)	(374,042)
Common shares issued for services at $9.00 per share, October 2009	27,500	28	247,472	-	247,500
Net loss for the year ended December 31, 2009	-	-	-	(474,956)	(474,956)
Balance, December 31, 2009	1,238,347	1,239	587,582	(1,190,319)	(601,498)
Common shares issued for conversion of debt at $1.00 per share, September 2010	159,250	159	160,005	-	160,164
Common shares issued for conversion of debt at $0.40 per share, December 2010	875,000	875	349,125	-	350,000
Net loss for the year ended December 31, 2010	-	-	-	(126,388)	(126,388)
Balance, December 31, 2010	2,272,597	2,273	1,096,712	(1,316,707)	(217,722)
Common shares issued for conversion of debt at $0.124 per share, August 2011	2,500,000	2,500	307,500	-	310,000
Net loss for the year ended December 31, 2011	-	-	-	(105,774)	(105,774)
Balance, December 31, 2011	4,772,597	4,773	1,404,212	(1,422,481)	(13,496)
Common shares issued for conversion of debt at $0.01 per share, September 2012	7,720,000	7,720	69,500	-	77,220
Common shares issued for services at $0.01 per share, September 2012	1,200,000	1,200	10,800	-	12,000
Net loss for the year ended December 31, 2012	-	-	-	(104,424)	(104,424)
Balance, December 31, 2012	13,692,597	13,693	1,484,512	(1,526,905)	(28,700)

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		From Inception on March 7, 2005 through December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (104,424)	$ (105,774)	$(1,526,905)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,124	7,213	27,708
Recovery of contingency accrual	-	7,826	7,826
Provision for accounts receivable	-	-	12,480
Stock issued for services	12,000	-	557,750
Loss on disposal of website	-	-	1,764
Inventory obsolescence	-	-	11,234
Changes in operating assets and liabilities:
Inventory	21,551	25,501	(11,970)
Accounts receivable	-	-	(12,480)
Accounts payable	9,002	(11,591)	9,633
Accrued interest – related party	3,946	20,775	135,462
Net Cash Used by Operating Activities	(56,801)	(56,050)	(787,498)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	-	(3,296)
Payments for website development	-	-	(23,061)
Payments for indefinite-life intangible assets	-	-	(5,735)
Net Cash Used in Investing Activities	-	-	(32,092)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(2,874)	3,174	300
Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,441
Net advances from shareholders	59,675	51,800	775.849
Net Cash Provided by Financing Activities	56,801	54,974	819,590
NET DECREASE IN CASH AND CASH EQUIVALENTS	$ -	$ (1,076)	$ -
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	1,076	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Non-cash financing activity:
Stock issued for conversion of debt	$ 77,220	$ 310,000	$ 897,384

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2012 and 2011

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

Receivables

Accounts Receivable generally consists of trade receivables arising in the normal course of business.  The Company establishes an allowance for doubtful accounts that reflects the Company’s best estimate of probable losses inherent in the accounts receivable balances.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available information.  The balance of accounts receivable at December 31, 2012 and 2011 was $-0- .

Website Costs

The Company has adopted the provisions of FASB ASC 350.  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2012 and 2011

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

The Company records revenue net of sales discounts, including coupons, sales incentives, and volume discounts. The Company accounts for product coupon incentives the later of 1) the date at which the related revenue is recognized or 2) the date at which the sales incentive is offered.   Coupons are recorded as a discount in revenue. Total discounts for the years ended December 31, 2012 and 2011 were $-0-.

Advertising Cost

Cost incurred in connection with advertising and marketing of the Company’s products are expensed as incurred. Such costs amounted to $1,360 and $2,781 for the years ended December 31, 2012 and 2011, respectively.

Research and Development Cost

The Company expenses research and development costs for the development of new products as incurred.  Such costs for the years ended December 31, 2012 and 2011 were $-0-.

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

December 31, 2012 and 2011

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,526,905 from March 7, 2005 (inception) through December 31, 2012 including a loss of $104,424 for the year ended December 31, 2012. The Company has recognized minimal revenue during its developmental stage (from March 7, 2005 (inception) through December 31, 2012), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Related Party Transactions

An officer/director has advanced a total of $ -0- net of repayments to the Company at December 31, 2012 and 2011, respectively. The advances are unsecured, accrue interest at an annual rate of 8% and are payable on demand. As of December 31, 2012 and 2011, the Company has recorded accrued interest totaling $-0- due to the officer/director. During the years ended December 31, 2012 and 2011, the Company recorded interest expense of $-0- for these advances.  During the year ended December 31, 2010, advances of $8,500 and accrued interest of $1,664 was converted into 9,250 shares of common stock of the Company.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2012 and 2011

Note 3 – Related Party Transactions (continued)

Uplift Holdings, LLC, a majority shareholder, has advanced a total of $13,700 and $25,700 to the Company at December 31, 2012 and 2011, respectively. The advances are unsecured, accrue interest at an annual rate of 8% and are payable on demand. As of December 31, 2012 and 2011, the Company has recorded accrued interest totaling approximately $227 and $1,826, respectively due to the shareholder.   During the years ended December 31, 2012 and 2011, the Company recorded interest expense of $3,946 and $20,775 respectively for these advances and with no interest payments.  During the year ended December 31, 2012, advances of $71,675 and accrued interest of $5,545 was converted into 7,720,000 shares of common stock of the Company.  During the year ended December 31, 2011, advances of $181,974 and accrued interest of $128,026 was converted into 2,500,000 shares of common stock of the Company.

Note 4 – Inventory

Inventory consists of the following:

	December 31, 2012	December 31, 2011
Raw materials and supplies	$ -	$ 12,524
Finished goods	736	9,763
Total inventory	$ 736	$ 22,287

As of December 31, 2012, old inventories totaling $22,210 was written off due to obsolescence.

Note 5 – Intangible Assets

Intangible assets consist of Trademark application costs totaling $6,593 for the years ended December 31, 2012 and 2011 relating to nutritional supplements sold under the Active Uplift™ label.  These intangibles are amortized on a straight line basis over their estimated useful life of 10 years.  Accumulated amortization at December 31, 2012 and 2011 was $3,973 and $3,033, respectively.

Note 6 – Website Development Costs

Website development costs consisted of the following at December 31:

	Life	2012	2011

Website development costs	3Years	$ 27,639	$ 27,639
Less-Accumulated Depreciation		(27,639)	(27,639)
Net website development costs		$ -	$ -

Amortization expense amounted to $940 and $6,125 for the years ended December 31, 2012 and 2011, respectively.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2012 and 2011

Note 7 – Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10.  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

At December 31, 2012 the Company had net operating loss carryforwards of approximately $518,221 that may be offset against future taxable income through 2032.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
NOL Carryover	$ 518,221	$ 482,717
Valuation allowance	(518,221)	(482,717)

Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011
Current Federal Tax	$ -	$ -
Current State Tax	-	-
Change in NOL Benefit	35,504	35,963
Valuation allowance	(35,504)	(35,963)
	$ -	$ -

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2012 and 2011

Note 7 – Income Taxes (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2012	2011
Beginning balance	$ -	$ -
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$ -	$ -

At December 31, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2012, 2011 and 2010.

Note 8 – Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31,

	2012	2011
Net loss (numerator)	$(104,424)	$(105,774)
Weighted average shares outstanding (denominator)	7,648,444	3,217,803
Basic and fully diluted net loss per share amount	$ (0.01)	$ (0.03)

For the years ended December 31, 2012 and 2011, the Company had no potentially dilutive common stock equivalents issued.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2012 and 2011

Note 9 – Stockholders’ Equity

As of December 31, 2012 and 2011, the Company had 13,692,597 and 4,772,597, respectively in common shares issued and outstanding and an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc.

In December 2011 the Company effected a 1 for 20 reverse stock split with respect to all common stock outstanding. All references to shares issued and outstanding in the financial statements have been retroactively restated to reflect the effects of the reverse stock split.

In September 2012 the Company issued 7,720,000 shares of common stock in satisfaction of stockholder advances in the amount of $71,675 and associated accrued interest in the amount of $5,545 or $0.01 per share.

In September 2012 the Company issued 1,200,000 shares of common stock for services valued at $12,000 or $0.01 per share.

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

During 2006, the Company issued 66,250 shares of common stock for services valued at $278,250 or $4.20 per share, of which 51,250 shares were issued to officers/directors of the Company.

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

Note 11 – Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2012 and 2011.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2012 and 2011

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective for both of our fiscal years ended December 31, 2012 and December 31, 2011, in which there was no material weakness.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors.

Our current directors, officers and “control persons” are as follows:

Name	Age	Position
Gary C. Lewis	64	President, Chief Executive Officer, Director, Chief Financial Officer
Bruce Miller	61	Vice President and Director
Jessica Stone Rampton	42	Secretary/Treasurer, Chief Science Officer and Director
Edward H. Hall, Sr.	64	Indirect majority stockholder and Chairman of the Board

GARY C. LEWIS, Chairman of the Board, President, CEO and Chief Financial Officer.  Mr. Lewis has more than 15 years of experience in the organization of public and private corporations.  During the last ten (10) years, Mr. Lewis has been a director and the managing consultant of HER Consulting Company, Inc., a Utah-based company specializing in assisting start-up companies with their initial organization, funding and direction.  During the last five years, Mr. Lewis has also owned and operated his own light commercial and new home building construction business called PC Construction, Inc. This company also does residential remodeling.  Since 1999, Mr. Lewis founded and has since that time acted as Managing Trustee of The Children and the Earth, Inc., a 501(c)(3) nonprofit charity dedicated to helping at risk and underprivileged children. Between 1983 and 1987, Mr. Lewis served on the board of directors and as president of a publicly held oil and gas exploration company known as Arabic Oil.  This company later went into the medical business and became known as Omega Technologies, Inc.  Mr. Lewis’s past experience also includes many years of management and marketing experience for companies in the minerals exploration, high tech development, residential and commercial construction, and steel fabrication fields.  In 1970, Mr. Lewis received an A.A. or Associates degree from Weber State College located in Ogden, Utah.  Mr. Lewis also served as the president and chairman of the board of Bionovo, Inc.(NasdaqCM:BNVI), a “fully reporting” company, when it was known as Lighten Up Enterprises International, Inc., a nutritional cookbook development and marketing company.  As a result of his involvement with Lighten Up Enterprises, Mr. Lewis brings significant knowledge, experience and background related to the health food and nutrition industry to the Company.

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

None of our officers or directors devotes his or her full time to the management of the Company.  Since all three individuals have full-time jobs, each estimates that they will devote between 1% and 10% of their time to the Company and its affairs.  We believes that this may be as many as 5 hours per week on the part of each officer and director.  Obviously, much of this will depend on how the Company’s future business and sales unfold.  Ms. Rampton’s efforts will concentrate on product development.  Mr. Lewis’s efforts will concentrate on the business end of the Company such as marketing and sales.  All three will be directly involved and give their input into the periodic reports we will be filing with the Commission.

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

Board Meetings and Committees

During the 2012 fiscal year and through the present, we have conducted nearly all of our Board Meetings by telephone conference call.  Some of these Board Meetings have been formalized into written consent minutes and some have simply been advisory in nature, followed up by written consent or other minutes.

As set forth in our Nevada Articles of Incorporation and Bylaws, copies of which are attached to our Form 10-SB registration statement as Exs. 3.1(iii) and 3.2, respectively, all directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified.  There are no agreements with respect to the election of directors.  Though we have not compensated any director for his or her service on the board of directors or any committee, directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board of directors and any committee of the board of directors.  Due to our current lack of capital resources, our current directors will likely defer his, her or their expenses and any compensation due and owing them, if any, until such time as we can generate retained earnings, if we can, from the sale of  our new products or any others we take on.  As of the date of this document, our officers and directors have NOT accrued any expenses in their capacities as officers and directors other than their time.  As further set forth in our Articles and Bylaws, officers are appointed annually by the Board of Directors and each executive officer serves at the discretion or will of the Board of Directors.  We currently have no standing committees and presently have no reason that we are aware of to create any.

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

ITEM 11. EXECUTIVE COMPENSATION.

During 2012 and 2011, none of our officers or directors received any stock as bonuses, for compensation, or for any other reason.  See the Summary Compensation Table immediately below:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Jessica Stone Rampton, Sec/Treas. CSO, director	12/31/2012 12/31/2011 12/31/2010 12/31/2009 12/31/2008 12/31/2007	0 0 0 0 0 0	0 0 0 0 0 0	200,000 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0
Edward H. Hall, Chairman of the Board since June 2008	12/31/2012 12/31/2011 12/31/2010 12/31/2009	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0
Gary C. Lewis President, CEO, CFO and Director	12/31/2012 12/31/2011 12/31/2010 12/31/2009 12/31/2008 12/31/2007	0 0 0 0 0 0	0 0 0 0 0 0	800,000 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0
Bruce Miller, Vice President and Director	12/31/2012 12/31/2011 12/31/2010	0 0 0	0 0 0	200,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

We have NOT adopted a bonus, stock option, profit sharing, or deferred compensation plan of any sort for the benefit of our employees, officers or directors.  This, however, does not mean that we will not do so in the future, given that we are now authorized by our Amended Articles to do so without further shareholder approval.   See Exhibit 3.2 hereto, reference to such Amendment.  Further, we have not entered into an employment agreement of any kind with any of our directors or officers or any other persons and no such agreements are anticipated in the immediate or near future.

Absence of Management Employment and Other Compensation Agreements

We do not at this time pay any of our officers any salary.  We do not provide any other benefits to our officers.  We do not have any written agreements with any of our officers and directors other than Ms. Jessica Rampton who, because she and her husband sold us certain assets we now have, would otherwise have been in a position to potentially compete with us.  For this reason, Ms. Rampton and her husband each executed a standard non-compete and non-disclosure agreement.  See Exhibit 10.1 to our Form 10-SB registration statement.

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

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Three of our four directors received 1,200,000 “restricted” shares as compensation for services rendered for the year ended December 31, 2012.

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

Outstanding Equity Awards at Fiscal Year-End

As stated above and in the Executive Compensation Table in Item 11 above, 3 of our 4 directors were awarded a total of 1,200,000 “restricted” shares for services rendered in 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, to the best of the Company’s knowledge, as of the date of this document, with respect to each person known to be the owner of more than 5% of common capital stock of the Company, each director and officer, and all executive officers and directors of the Company as a group.  As of year end and the date of this document, there are 13,692,597 shares issued and outstanding.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially* Owned	Percent of Ownership of Common Stock Outstanding
Gary C. Lewis (1) 4423 South 1800 West Roy, Utah 84067	835,000 (2)	6%

Bruce Miller (3) 4635 S 2950 W Roy, Utah 84067	204,500	1.5%

Jessica Stone Rampton (4) 2403 West 1700 South Syracuse, Utah 84075	235,000	1.7%

Edward H. Hall, Sr. (5) 746 Club Oaks Dr. Sandy, Utah 84070	7,430	0.05%
Uplift Holdings, LLC (6) 252 West Cottage Avenue Sandy, Utah 84070	11,150,000	81%

Directors, officer and 5% or more holders as a group (4 persons only)	12,431,430	90.7%

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

(5)      EDWARD H. HALL, SR., has served as our Chairman of the Board since June of 2008.  The 7,430 shares opposite Mr. Hall’s name in the chart above are deemed “control shares.”  Mr. Hall’s individual holdings of 7,430 shares as of our fiscal year end should also be aggregated with those of Uplift Holdings, LLC, whom he controls, both directly and indirectly.  Accordingly, if one aggregates all of his personal holdings and those of Uplift Holdings, Mr. Hall, both directly and indirectly controlled, at year end, 11,157,430 shares or 81% of our total number of issued and outstanding shares.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Aggregate fees for professional services rendered us by MORRILL & ASSOCIATES, Certified Public Accountants, for the years ended December 31, 2012 and 2011, respectively, are set forth below. The aggregate fees included in the Audit category are fees billed for the year-end audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the calendar years indicated.

Fee Category	2012	2011
Audit Fees	$27,417	$27,232
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$27,417	$27,232

Audit fees for the years ended December 31, 2012 and 2011 were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in the Quarterly Reports on Form 10-Q, consents and other assistance required to complete the year- end audit of our financial statements.

Audit-Related Fees as of the years ended December 31, 2012 and 2011 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended December 31, 2012 and 2011 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended December 31, 2012 and 2011.

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

The following Exhibits are incorporated by reference as a part of this Annual Report on Form 10-K:

3.1   Articles of Incorporation, which were filed as an exhibit to our November 2, 2007, Form 10-SB registration statement

3.2   Amendments to our Articles of Incorporation filed with and stamped by the State of Nevada on November 21, 2011 and the corollary Nevada Certificate of Amendment, copies of which were filed with last year’s Form 10-K

3.3    Bylaws, which were filed as an exhibit to our November 2, 2007, Form 10-SB registration statement

SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, UPLIFT NUTRITION, INC., has duly caused this Annual Report on Form 10-K for its fiscal year ended December 31, 2012, to be signed on its behalf by the undersigned, thereunto duly authorized.

UPLIFT NUTRITION, INC., Issuer

Date:	March 29, 2013	By:	/s/Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer

Date:	March 29, 2013	By:	/s/Edward H. Hall, Sr.
Edward H. Hall, Sr.
Chairman of the Board