Form 10-Q
period 2013-03-31
Uplift Nutrition, Inc.
filed 2013-05-14
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the first quarter ended March 31, 2013

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

Yes [   ]   No [   ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 10, 2013
Common Capital Voting Stock, $0.001 par value per share	13,692,597 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

CONTENTS

PAGE

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

7

Notes to Unaudited Financial Statements

     8 - 15

UPLIFT NUTRITION, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$ -	$ -
Inventory	233	736

Total Current Assets	233	736

OTHER ASSETS

Intangible assets, net	2,390	2,620

Total Other Assets	2,390	2,620

TOTAL ASSETS	$ 2,623	$ 3,356

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$ 1,381	$ 300
Accounts payable	17,302	17,829
Accrued interest payable - related party	513	227
Stockholder advances	18,200	13,700

Total Current Liabilities	37,396	32,056

TOTAL LIABILITIES	37,396	32,056

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,692,597 shares issued and outstanding	13,693	13,693
Additional paid-in-capital	1,484,512	1,484,512
Deficit accumulated during development stage	(1,532,978)	(1,526,905)

Total Stockholders' Deficit	(34,773)	(28,700)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,623	$ 3,356

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
			on March 7,
	For the Three Months Ended		2005 Through
	March 31,		March 31,
	2013	2012	2013

NET REVENUES	$ 17	$ 41	$ 28,637

OPERATING EXPENSES

Cost of sales	7	7	83,028
Marketing	843	426	212,700
Consulting and professional fees	1,910	23,886	616,405
Other general and administrative	2,990	954	284,382
Salaries and wages	-	-	215,250
Provision for non-collectible receivables	-	-	12,480

Total Operating Expenses	5,750	25,273	1,424,245

LOSS FROM OPERATIONS	(5,733)	(25,232)	(1,395,608)

OTHER INCOME (EXPENSES)

Other income	-	-	2,591
Loss on disposal of assets	-	-	(1,764)
Interest expense - related party	(340)	(636)	(138,197)

Total Other Income (Expenses)	(340)	(636)	(137,370)

LOSS BEFORE INCOME TAXES	(6,073)	(25,868)	(1,532,978)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$ (6,073)	$ (25,868)	$ (1,532,978)

BASIC AND DILUTED:
Net loss per common share	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			From Inception
			on March 7,
	For the Three Months Ended		2005 Through
	March 31,		March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (6,073)	$ (25,868)	$(1,532,978)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	230	421	27,938
Recovery of contingency accrual	-	-	7,826
Provision for accounts receivable	-	-	12,480
Stock issued for services	-	-	557,750
Loss on disposal of website	-	-	1,764
Inventory obsolescence	-	-	11,234
Changes in operating assets and liabilities:
Inventory	503	70	(11,467)
Accounts receivable	-	-	(12,480)
Accounts payable	(527)	17,266	9,106
Accrued interest - related party	286	636	135,748
Net Cash Used by Operating Activities	(5,581)	(7,475)	(793,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	-	(3,296)
Payments for website development	-	-	(23,061)
Payments for indefinite-life intangible assets	-	-	(5,735)
Net Cash Used in Investing Activities	-	-	(32,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	1,081	(3,174)	1,381
Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,441
Net advances from shareholders	4,500	10,675	780,349
Net Cash Provided by Financing Activities	5,581	7,501	825,171

NET DECREASE IN CASH AND CASH EQUIVALENTS	$ -	$ 26	$ -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ 26	$ -
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Non-cash financing activity:
Stock issued for conversion of debt	$ -	$ -	$ 897,384

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Condensed Financial Statements

March 31, 2013

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2012.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

NOTE 2 -

GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,532,978 from March 7, 2005 (inception) through March 31, 2013 including a loss of $104,424 for the year ended December 31, 2012. Current liabilities exceeded current assets by $37,163 at March 31, 2013. The Company has recognized minimal revenue during its developmental stage (from May 7, 2005 (inception) through March 31, 2013), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 -      RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013, a related party loaned the Company $4,500.  This addition to the existing principal balance of the loan has an annual interest rate of eight percent (8.00%) and is due on demand.  The total principal amounts due to this related party as of the period ended March 31, 2013 was $18,200 with accrued interest of $513.

NOTE 4 -      SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of March 31, 2013 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Our principal business plan up to and through the end of the third quarter of last year had been to promote, market and sell our energy spray All Day Energy Spray® through the active websites we have mentioned throughout this document but, during the last quarter of 2012, management modified our marketing strategy, rebuilt our www.upliftnutrition.com website, and entered into a marketing agreement to sell two new products called “Tonify” and “X-Mint” through our updated website. Because of our change in direction, in early October 2012, we shut down our two other major websites, namely, www.alldayenergyspray.com and upliftenergy.com so we could concentrate all of our marketing and sales efforts on our one principal website.

As a result of winding down our marketing efforts with respect to Active UpLift® and All Day Energy Spray®, we had, and will have, less than anticipated sales and gross revenue on these two products through the end of this quarter.

In addition to the foregoing, we look forward to marketing Tonify and X-Mint, two new products we just started marketing in mid October.  See our website, www.upliftnutrition.com.  See also our annual report filed recently on Form 10-K.

Our Website.

During the last quarter of 2012, we started the redesign of our principal UpLift website.  We also shut down or discontinued our former websites, www.epigaia.com,  www.alldayenergyspray.com, and www.upliftenergy.com in favor of just the one website.  During the quarter, we spent an enormous amount of time and energy revamping and modernizing www.upliftnutrition.com and strongly encourage any investor or interested person to visit them.

Inventory.

We no longer carry any inventory of Active UpLift® and All Day Energy Spray®.  We do maintain limited inventory of Tonify and X-Mint.

As of March 31, 2013, we had 22 packets of Tonify and 18 packets of X-Mint in inventory.

We are NOT Dependent on One Supplier for Our Potential Success.

With regard to Tonify and X-Mint, we are not dependent on any one supplier for our ability to receive and inventory product.

Our Business Plan over the Remainder of the Year.

As a result of the recession and people tightening their belts and not spending as much money, we have had a difficult time generating sales for Active UpLift® and All Day Energy Spray.  As a result, and as stated above, we decided to suspend all advertising on those two products and cease selling them by the end of 2012.  And, starting this October, as disclosed in our Annual Report on Form 10-K that we recently filed, we have added 2 new products to sell as a broker.  To accomplish this, we have completely updated and expanded our existing website, and have shut down the other two websites leaving www.upliftnutrition.com as the only website available for advertising, marketing and sales.

We hope that our new marketing efforts related to Tonify and X-Mint will be successful but this remains to be seen

Because we are no longer marketing our principal energy drink products and we have embarked on marketing two entirely new products, we do not believe that comparing cost of goods sold for 2013 to 2012 is particularly relevant or meaningful.

Our marketing expenses for the quarter ended March 31, 2013 were $843 compared to $426 for the quarter ended March 31, 2012.  No major change was expected in marketing expenses.

Consulting and professional fees were $1,910 for the quarter ended March 31, 2013, compared to $23,886 during the quarter ended March 31, 2012.  The decrease is a result of the timing of services performed by outside professionals.  The Company incurred more expenses during the first quarter of 2012 than 2013.

General and administrative expenses were $2,990 for the first quarter ended March 31, 2013 compared to $954 for the first quarter ended March 31, 2012.  No major change was expected in general and administrative expenses.

Liquidity and Capital Requirements

As of our first quarter of 2013 ended March 31, 2013, we had $- 0 - in cash.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital has historically been provided by our majority shareholder. Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe that it likely that our agreement with our majority shareholder, Uplift Holdings, would be modified to require such. Uplift Holdings’ loans are considered or designated by us as "advances" inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest or keep track of what it is, at present, we have no way of paying any interest payments to Uplift Holdings.  As of our quarter end and given the debt during the last 2 fiscal years that we converted to common stock, we have accrued $513 in interest due and owing to Uplift Holdings.  In the event we modify our oral agreement in the future with Uplift Holdings so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Uplift Holdings would not agree to such a modification unless we were profitable and could afford to make such interest payments.

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

PLAN OF OPERATION

As stated in Items 1 and the beginning of Item 7 above, our principal business plan up to and through the end of the last quarter of 2012 had been to promote, market and sell our energy spray All Day Energy Spray® through the active websites we have mentioned throughout this document but after September 30, in October, management modified our marketing strategy, rebuilt our www.upliftnutrition.com website, and entered into a marketing agreement to sell two new products called “Tonify” and “X-Mint” through our updated website.  Because of our change in direction, in early October, we shut down our two other major websites, namely, www.alldayenergyspray.com and upliftenergy.com so we could concentrate all of our marketing and sales efforts on our one principal website.

Shipping of Our Two New Products.

Both Tonify and X-Mint are packaged in DVD-sized containers which are light weight and inexpensive to ship through the US Postal Service or one of the private shipping services.  We pass this cost on to the customer.

Inventory

As of December 31, 2012, all previously held drink inventory was written off due to obsolescence and because of the change in product line and distribution.  Also, during the first quarter of 2013, the remaining inventory of All Day Energy Spray became obsolete, which means that we can no longer sell All Day Energy Spray. Approximately $12,524 in raw materials and $9,686 in finished goods were written off as an inventory adjustment and are included in cost of sales on our Statement of Operations.  As stated in the beginning of Item 1 above, we have phased out the sale of Active UpLift® , and All Day Energy Spray®.   We do not intend to mix any more of these products.  What is on hand and in inventory we will sell on-line until the viability of the product fully expires

Our Current On-Line Marketing/Advertising Strategy

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

Obligation of Our Principal Shareholder to Finance Us in Our Reporting Obligations Over at least the Next Year

As stated elsewhere in this document, our principal shareholder, Uplift Holdings, intends to provide us with sufficient funding, over at least the next year, to keep us current in our SEC reporting obligations.  This does NOT include advancing us the funds necessary to embark on a national advertising campaign.  The only caveat with regard to this commitment is if it is determined by us and our majority shareholder within the next year that our business plan will NOT work and cannot succeed. If that occurs, and we can make no prediction about whether it will occur or not, our majority shareholder will likely elect to cease further funding us.  We have NOT entered into any formal, written agreement with Uplift Holdings that contractually binds or obligates it, in writing, to fund us for the next year, though we consider this commitment on its part to be a legal obligation upon which we and our shareholders have, up until now, been able to rely.  Having said this, we will nonetheless be required to continue to evaluate our business plan.  At the expiration of one year, or earlier, and assuming that we have not been able to obtain the needed capital to expend on advertising, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Uplift Holdings will then have to evaluate whether, and to what extent, it wants to continue to fund our continued existence as a fully reporting company.  During our first quarter ended March 31, 2013, Uplift Holdings advanced us a total of approximately $4,500.  This figure is disclosed as stockholder advances on our balance sheet as a liability, along with previous debt owed to Uplift Holdings results in a total balance due of $18,200.  See our financial statements above.

Selected Financial Data.

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful.  Reference is made to Part I above and our audited financial statements included in Part F/S of our 2012 Annual Report on Form 10-K recently filed on Edgar.  Reference is also made to the subsection above titled “Liquidity and Capital Requirements.”  We are still a development stage company and due to current economic conditions and the fact that we have only begun to market 2 new products, we have only generated or realized nominal revenues from our operations through the end of our first quarter of 2013.  Our lack of substantial revenue and sales is currently a result of not yet having established normalized operations that would generate significant revenue or establish a pattern of expenditures that correlate with revenue.

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

Item 4.  Controls and Procedures.

Management's Quarterly Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended).  In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013.   In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of March 31, 2013, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered  public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the  Company to provide only management’s report in this report.

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

As of March 31, 2013, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.

In response to management’s assessment as of March 31, 2013 and also due to material weaknesses found in the Company’s annual report, the Company and management have implemented the following changes to internal control over financial reporting and believe that these additional controls will mitigate future breakdowns in internal control.  Last year, we contracted with an outside accountant to take over some of the financial record keeping duties previously performed by our president.  This individual has been performing bookkeeping services and has past experience with manufacturing companies. The Company has also implemented more post-closing procedures and reconciliation to meet compliance requirements.  The Company believes that this individual and these additional procedures has helped to better address and mitigate those deficiencies noted in the Company’s prior reports.

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

UPLIFT NUTRITION, INC. (Issuer)

Date:	May 14, 2013	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 14, 2013	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Date:	May 14, 2013	/s/Edward Hall
Edward Hall Chairman of the Board