Form 10-Q
period 2013-09-30
Uplift Nutrition, Inc.
filed 2013-11-12
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the third quarter ended September 30, 2013

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number:  000-52890

UPLIFT NUTRITION, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada	20-4669109
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2681 East Parleys Way, Suite 204 Salt Lake City, Utah	84109
(Address of principal executive offices)	(Zip Code)

801-322-3401

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 8, 2013
Common Capital Voting Stock, $0.001 par value per share	13,692,597 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

CONTENTS

PAGE

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

6

Notes to Unaudited Financial Statements

     7

UPLIFT NUTRITION, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2013	2012
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$ 481	$ -
Inventory	113	736

Total Current Assets	594	736

OTHER ASSETS

Intangible assets, net	1,937	2,620

Total Other Assets	1,937	2,620

TOTAL ASSETS	$ 2,531	$ 3,356

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$ -	$ 300
Accounts payable	14,150	17,829
Accrued interest payable - related party	1,660	227
Stockholder advances	52,580	13,700

Total Current Liabilities	68,390	32,056

TOTAL LIABILITIES	68,390	32,056

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
-0- and -0- shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
13,692,597 shares issued and outstanding	13,693	13,693
Additional paid-in-capital	1,484,512	1,484,512
Deficit accumulated during development stage	(1,564,064)	(1,526,905)

Total Stockholders' Deficit	(65,859)	(28,700)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,531	$ 3,356

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					on March 7,
	For the Three Months Ended		For the Nine Months Ended		2005 Through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

NET REVENUES	$ 160	$ 30	$ 177	$ 83	$ 28,797

OPERATING EXPENSES

Cost of sales	86	5	93	14	83,114
Marketing	-	60	1,096	736	212,953
Consulting and professional fees	6,594	20,099	28,692	55,527	643,187
Other general and administrative	552	3,389	5,828	7,306	287,220
Salaries and wages	-	-	-	-	215,250
Provision for non-collectible receivables	-	-	-	-	12,480

Total Operating Expenses	7,232	23,553	35,709	63,583	1,454,204

LOSS FROM OPERATIONS	(7,072)	(23,523)	(35,532)	(63,500)	(1,425,407)

OTHER INCOME (EXPENSES)

Other income	-	-	-	-	2,591
Loss on disposal of assets	-	-	-	-	(1,764)
Interest expense - related party	(744)	(1,963)	(1,627)	(3,745)	(139,484)

Total Other Income (Expenses)	(744)	(1,963)	(1,627)	(3,745)	(138,657)

LOSS BEFORE INCOME TAXES	(7,816)	(25,486)	(37,159)	(67,245)	(1,564,064)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$ (7,816)	$ (25,486)	$ (37,159)	$ (67,245)	$ (1,564,064)

BASIC AND DILUTED:
Net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average shares outstanding	13,692,597	7,293,467	13,692,597	5,619,020

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			From Inception
			on March 7,
	For the Nine Months Ended		2005 Through
	September 30,		September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (37,159)	$ (67,245)	$ (1,564,064)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	683	890	28,391
Recovery of contingency accrual	-	-	7,826
Provision for accounts receivable	-	-	12,480
Stock issued for services	-	12,000	557,750
Loss on disposal of website	-	-	1,764
Inventory obsolescence	-	-	11,234
Changes in operating assets and liabilities:
Inventory	623	77	(11,347)
Accounts receivable	-	-	(12,480)
Accounts payable	(3,679)	937	5,954
Accrued interest - related party	1,433	3,719	136,895
Net Cash Used by Operating Activities	(38,099)	(49,622)	(825,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	-	(3,296)
Payments for website development	-	-	(23,061)
Payments for indefinite-life intangible assets	-	-	(5,735)
Net Cash Used in Investing Activities	-	-	(32,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(300)	(3,174)	-
Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,441
Net advances from shareholders	38,880	53,475	814,729
Net Cash Provided by Financing Activities	38,580	50,301	858,170

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	$ 481	$ 679	$ 481
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 481	$ 679	$ 481
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
Interest	$ 194	$ -	$ 194
Income taxes	$ -	$ -	$ -
Non-cash financing activity:
Stock issued for conversion of debt	$ -	$ 77,220	$ 897,384

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

[A Development Stage Company]

Notes to the Condensed Financial Statements

September 30, 2013

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2012.  Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

NOTE 2 -

GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,564,064 from March 7, 2005 (inception) through September 30, 2013 including a loss of $104,424 for the year ended December 31, 2012. Current liabilities exceeded current assets by $67,796 at September 30, 2013. The Company has recognized minimal revenue during its developmental stage (from May 7, 2005 (inception) through September 30, 2013), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3-      RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013, a related party loaned the Company $38,880.  This addition to the existing principal balance of the loan has an annual interest rate of eight percent (8.00%) and is due on demand.  The total principal amounts due to this related party as of the period ended September 30, 2013 was $52,580 with accrued interest of $1,660.

NOTE 4-      SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of June 30, 2013 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.  We are a start-up, internet-based eCommerce company that has, in the past, been offering and selling a new natural energy and health drink called Active UpLift ® in two different flavors and also, an energy spray called All-Day Energy Spray®.  We have other products that we have also developed but to date, we have lacked the advertising capital to introduce them to the public and market them in a significant or meaningful way.  Having said this, a year ago, after the end of the third quarter, we began marketing on our updated website, www.upliftnutrition.com, a new product called “Tonify.”  Tonify is a raspberry keytone chewing gum designed to burn fat.  We also began marketing a new product called “XMint,” a male enhancement chewing gum.  Reference is made to Part II, Item 5 below titled “Other Information.”  We are including such disclosure in this item below because these events did not occur during our actual third quarter.

After the end of last year, we ceased offering Active UpLift ® or All-Day Energy Spray® for sale on a retail basis or through our various websites.  What we had in inventory expired by the end of last year and, at this time, we have no plans to mix more of either product, though we tried to sell what we had remaining through our various websites.

Of the three websites that were active last year, only one is currently active. The two that have been de-activated or shut down are www.upliftenergy.com and www.alldayenergyspray.  The www.upliftnutrition.com website has been completely rebuilt and is active.  At one time, we had a website www.EpiGaia.com but because we have held off in marketing that product, that website is no longer functional.  Because of our taking on two new products to market at the end of last year, we shut down our two other major websites, namely, www.alldayenergyspray.com and upliftenergy.com so we could concentrate all of our marketing and sales efforts on our one principal website.

Our principal website now offers the two new products we are brokering mentioned above called Tonify and XMint for sale.  See our website, www.upliftnutrition.com.  See also our annual report filed recently on Form 10-K.

Tonify is a weight loss chewing gum that speeds up a person’s metabolism.  X-Mint is a male enhancement chewing gum. They are both formulated with all natural ingredients and are completely safe and non-habit forming.  For further information about these products, reference is made to www.upliftnutrition.com.

During our third quarter ended September 30, 2013 and because we had basically just begun to market Tonify and XMint during this fiscal year, we generated or realized nominal revenue net of discounts and coupons from sales of Tonify and XMint.  Net revenues for the nine months ended September 30, 2013 were $177 compared to $83 for the nine months ended September 30, 2012.  This lack of internet sales was due, in large part, to our lack of internet and other advertising.  We believe these comparisons are, to some degree, misleading because in the third quarter of last year we were marketing Active UpLift®  and All-Day Energy Spray® and not Tonify or XMint.  It is thus difficult to compare these different products to one another.

Given that the marketing of these new products is new for us, we cannot predict how sales will be.  It is also premature to talk about profit margins as that will be dictated by volume.  We have begun marketing these products on our revamped and updated website with sufficient inventory from which we can fill initial orders and make shipment on a timely basis.

Because we have been in a long process of deciding whether to wind-down our former principal new products, namely, Active UpLift® and All-Day Energy Spray®, we did not devote much capital to advertising during the last 9 months.  Our total promotions and marketing expenses were $1,096 for the nine months ended September 30, 2013 compared to $736 for the nine months ended September 30, 2012.

Cost of goods sold were minimal as a result of low sales and amounted to $93 and $14 for the nine months ended September 30, 2013, and 2012, respectively.

Consulting and professional fees were $28,692 and $55,527 for the nine months ended September 30, 2013 and 2012, respectively.

General and administrative expenses were $5,828 for the nine months ended September 30, 2013, compared to $7,306 for the nine months ended September 30, 2012.  No major change was expected in general and administrative expenses.

Selected Financial Data.

Because we have not been selling Tonify and XMint long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful.  Reference is made to Part I above and our audited financial statements included in Part F/S of our 2012 Annual Report on Form 10-K filed on Edgar earlier in the year.  Reference is also made to the section immediately below titled “Liquidity and Capital Requirements.”  We are still a development stage company and due to current economic conditions, we decided last year to curtail concentrating on retail sales of Active UpLift® and All Day Energy Spray®, and eventually ceased all promotion and sales of those products by the end of 2012.  The marketing plan that we are developing and are currently in the process of implementing after the end of the last year has included only our two newest products, Tonify and XMint.

We have only generated or realized nominal revenues from our operations through the end of our third quarter of 2013. Our lack of substantial revenue and sales is currently a result of not yet having established normalized operations that would generate significant revenue or establish a pattern of expenditures that correlate with revenue.  We hope this will change with the addition of Tonify and XMint but can make no predictions in this regard.

Since our emergence almost 8 years ago from several years of dormancy, we have incurred significant accounting costs and other expenses and fees in connection with reactivating ourselves, acquiring Nu Mineral Health, a Wyoming limited liability company, the development of several new products since approximately 2007, devising marketing plans in that regard, and otherwise continuing to be current in our reporting obligations with the U.S. Securities and Exchange Commission (“Commission”).  Funding of these and other expenses has been from working capital provided by our previous majority stockholder, namely, Uplift Holdings, LLC, an entity which, because of its controlling ownership interest in us, has had an obvious vested interest in seeing us successfully market our current and new products.  During this quarter, Uplift Holdings, LLC, sold its stock and outstanding convertible note to Mr. H. Deworth Williams who is now our principal and majority shareholder.  See our Form 8-K filed on Edgar on September 9, 2013, and which includes a copy of the Stock Purchase Agreement, announcing the same; see also the various Form 4’s and 3’s filed by insiders thereafter.  As a result of this transaction, Edward Hall and Bruce Miller resigned from our Board and were replaced by Geoff Williams and Rachel Winn, both Salt Lake City, Utah, residents.  Our other two board members, Gary Lewis and Jessica Stone Rampton have remained on our Board of Directors.  Mr. Lewis has continued as our principal corporate officer and is expected to continue indefinitely in such capacity.

Liquidity and Capital Requirements.

During the nine months ended September 30, 2013, our current assets decreased from $736 to $594, primarily due to a decrease in inventory of $623.  During the same time frame, total assets decreased by $825 from $3,356 to $2,531, primarily from the decrease in fixed assets due to depreciation and intangible assets due to amortization.

During the nine months ended September 30, 2013, current liabilities increased from $32,056 to $68,390, an increase of $36,334.  The increase was primarily due to stockholder advances received by the Company during the period of $38,880.

Our sales during the first nine months of 2013 were $177 as compared to $83 during the first nine months of 2012.  Our cost of sales during the first nine months of 2013 was $93 as compared to $14 during the same period last year.  For the nine months ended September 30, 2013, our total operating expenses decreased by $27,874 as compared to the nine months ended September 30, 2012.  This was mainly the result of the change in business lines and lack of funds associated with the cost of doing business.

As of September 30, 2013, we had cash and cash equivalents of $481.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital is provided by our majority shareholder.

The continuation of our current plan of operation will depend on our ability to raise substantial additional capital, of which there can be no assurance.  During the nine months ended September 30, 2013, our majority shareholder, Uplift Holdings, loaned or advanced us an additional $38,880, a loan that has been assigned to Mr. Deworth Williams.  Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe it likely that our agreement with our majority shareholder would be modified to require such.  Our majority shareholder’s loans are considered or designated by us as "advances," inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest on the on-going balance, we currently have no way of paying any interest payments to Mr. Williams, who has assumed Uplift Holdings’ position on said outstanding balance represented by a convertible note.

We hope to be able to satisfy our cash requirements in order to keep us current in our 1934 Exchange Act reporting obligations for at least the ensuing 12 months.  Our new majority shareholder who assumed Uplift Holdings’ position lacks the capital and resources to fund an extensive advertising campaign, particularly given that we have come to realize how expensive such an endeavor really is.

We believe that a year period is consistent with the disclosure in our PLAN OF OPERATION described below in that we believe that within 1 year, we should be able to successfully carry out our new and revised business plan relative to Tonify and XMint if we can find sufficient advertising capital on acceptable terms.  If a determination is made by management that we will NOT be successful and that our business plan is or will be a failure for reasons which we can only imagine—something that has not yet occurred— our majority shareholder will likely elect not to advance us any more funds.  See the section titled "PLAN OF OPERATION" below.  Having said this, we are unable to guarantee that by the end of the next fiscal year or thereafter, and assuming that our business plan is NOT by then successful, that our new majority shareholder will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that our new majority shareholder, Mr. Williams, will NOT continue to advance us funds beyond the end of the year, particularly if it appears that we will indeed be able to successfully carry out our business plan if we continue beyond this year.  If our majority shareholder does not desire to loan or advance us sufficient funds for us to continue for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part. It is possible, however, that we would consider a private placement of our shares, the form of which we also cannot predict or determine at this time.

Current Status.

During the quarter, we did not market Active UpLift® or All Day Energy Spray® in any retail stores and have not done so since last year.  Currently, we are only marketing our 2 new products Tonify and XMint on-line through our updated website – UpLift Nutrition.com.

PLAN OF OPERATION.

Our principal business plan up to and through the end of the quarter has been to promote, market and sell Tonify and XMint, two new products we just started marketing last year, all as disclosed in Part II, Item 5 below and our annual report for 2012 on Form 10-K.  See also our website, www.upliftnutrition.com.

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

As of September 30, 2013, we had 13 packets of Tonify and 7 packets of X-Mint in inventory.

We are NOT Dependent on One Supplier for Our Potential Success.

With regard to Tonify and XMint, we are not dependent on any one supplier for our ability to receive and inventory product.

Our Business Plan over the Remainder of the Year.

As a result of the recession and people tightening their belts and not spending as much money, we had a difficult time generating sales for Active UpLift® and All Day Energy Spray .  As a result, and as stated above, we decided cease selling them by the end of 2012.  And, starting last October, as disclosed in our Annual Report on Form 10-K that we recently filed, we have added 2 new products to sell as a broker.  To accomplish this, we have completely updated and expanded our existing website, and have shut down the other two websites leaving www.upliftnutrition.com as the only website available for advertising, marketing and sales.

We hope that our new marketing efforts related to Tonify and X-Mint will be successful but this remains to be seen.

Our Current Marketing/Advertising Strategy.

We are concentrating our new marketing efforts of Tonify and XMint in several areas.  For example, we are concentrating on website advertising and marketing through several new websites and otherwise keeping our website updated and fully functional.  Through these efforts, we have now started a marketing effort on various popular and more significant search engines.

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

-- respond to competitive developments and maintain our distinct brand identity

-- provide quality customer service

-- continue to develop and upgrade our services and technologies

Our Immediate Ability to Be Placed in Retail Stores.

Tonify and XMint will NOT be carried or featured in retail stores.  This will make our efforts to market these 2 new products easier, we believe, as we will be concentrating on selling them “on-line.”

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

Commitment of Our Principal Shareholder to Keep Us “Current” in Our “Reporting Obligations.”

Our new principal shareholder, Mr. Williams, intends to provide us with sufficient funding, throughout this fiscal year, to keep us current in our SEC reporting obligations.  This does NOT include advancing us the funds necessary to embark on a national or other advertising campaign.  The only caveat with regard to this commitment is if it is determined by us and our majority shareholder that our business plan will NOT work and cannot succeed.  If that occurs, and we can make no prediction about whether it will occur or not, our majority shareholder will likely elect to cease funding us.  We have NOT entered into any formal, written agreement with our principal shareholder that contractually binds or obligates him, in writing, to fund us for the next year.  Having said this, we will nonetheless be required to continue to evaluate our business plan.  At the expiration of a year from now, and assuming that we have not been able to obtain the needed capital to expend on advertising, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Mr. Williams will then have to evaluate whether, and to what extent, he wants to continue to fund our continued existence as a fully reporting company.

The foregoing is qualified by the 2 new products we are began offering for sale at the tail end of our last fiscal year.  We believe that our principal shareholder will continue to fund us as necessary to give these 2 new products the kind of chance, opportunity or exposure they need to become successful or viable.  If nothing else, we plan to promote these two products to the best of our current ability, given our overall lack of advertising capital.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

Management's Quarterly Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting

(as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended).  In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.   Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of September 30, 2013, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the  Company to provide only management’s report in this report.

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

As of September 30, 2013, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.

In response to management’s assessment as of September 30, 2013 and also due to material weaknesses found in the Company’s annual report, the Company and management have implemented the following changes to internal control over financial reporting and believe that these additional controls will mitigate future breakdowns in internal control.  In 2011, we contracted with an outside accountant to take over some of the financial record keeping duties previously performed by our president.  This individual has been performing bookkeeping services and has past experience with manufacturing companies.  The Company has also implemented more post-closing procedures and reconciliation to meet compliance requirements.  The Company believes that this individual and these additional procedures will help to better address and mitigate those deficiencies noted in the Company’s prior reports.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None during the quarter.

Item  3.  Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

               None.

Item 5.  Other information.

Our stock trades on the OTC Bulletin Board under the symbol UPNT.OB.

During the quarter, our previous principal and majority shareholder, Uplift Holdings, LLC, a Utah limited liability company, sold its stock and interest in a convertible note to H. Deworth Williams.  Other prior directors sold stock to Geoff Williams and Edward F. Cowle.  Approximately, 85% of our issued and outstanding shares changed hands with private parties, all of which was restricted. Two directors also resigned from the Board and in their place and stead, Mr. Geoff Williams and Rachel Winn assumed positions on the Board.  Mr. Gary Lewis continues to be our President, CEO and Chief Financial Officer.  See our Form 8-K filed on Edgar on September 9, 2013 and which attaches the relevant Stock Purchase Agreement.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

31                         302 Certification of Gary C. Lewis

32                          906 Certification

(b) Reports on Form 8-K

See Form 8-K filed on September 9, 2013, announcing a change of directors and a large private sale of stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLIFT NUTRITION, INC. (Issuer)

Date:	November 12, 2013	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 12, 2013	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Date:	November 12, 2013	/s/Geoff Williams
Geoff Williams Director