Form 10-K
period 2013-12-31
Uplift Nutrition, Inc.
filed 2014-04-15
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2013

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

As of the close of business on June 30, 2013, the aggregate market value of the voting stock held by non-affiliates, an amount consisting of a total of 2,600,072 shares or approximately 19.6% of our total number of issued and outstanding shares, was considered by us to have a value of approximately $107,203.  This valuation is based on the year end market price of our stock, which was approximately $0.04 per share.  Our stock is quoted on the OTC Bulletin Board under the symbol UPNT.OB.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:

The issuer has 10 million preferred shares authorized but none has been issued as of the date of this report.

As of our fiscal year end, we had a total of 13,692,597 common capital shares issued and outstanding of which 11,102,525 are either "restricted” or “control shares” and otherwise owned and held by officers, directors, insiders and affiliates.  This figure of 11,102,525 “restricted” or affiliate shares includes a total of 10,401,550 shares owned and held by our majority stockholder.  The total figure of 11,102,525 shares represents 81.1% of our total number of issued and outstanding shares.  See Item 12 of Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

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

TABLE OF CONTENTS

PART I

ITEM .BUSINESS

ITEM 1A. RISK FACTORS

ITEM 1B. UNRESOLVED STAFF COMMENTS

ITEM 2. PROPERTIES

ITEM 3. LEGAL PROCEEDINGS.

ITEM 4. MINE SAFETY DISCLOSURES

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.  SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.  CONTROLS AND PROCEDURES

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PART I

ITEM 1.    BUSINESS.

We are a start-up, internet-based eCommerce company that has historically offered and sold a new natural energy and health drink called Active UpLift® in two different flavors and also, an energy spray called All-Day Energy Spray®.  We discontinued marketing those two products in 2013 for want of sufficient advertising capital.  We have also lacked the advertising capital to introduce another new and innovative energy drink, EpiGaia™, to the public and market it in a significant or meaningful way.  The introduction of that product is thus “on hold.”  Having said this, starting in the end of 2012, after the end of the third quarter, we began marketing on our updated website, www.upliftnutritioninc.com, a new product called “Tonify,” which is a raspberry keytone chewing gum designed to burn fat.  We also began marketing a product called “XMint,” a male enhancement chewing gum.

This now being 2014, we are no longer offering our former principal products Active UpLift® or All-Day Energy Spray® for sale on a retail basis or through our primary website, www.upliftnutritioninc.com.  What we have in inventory essentially expired and, at this time, we have no plans to mix more of either product.

Of the three websites that were active at the end of last year, only one is currently active.  The two that have been de-activated or shut down are www.upliftenergy.com and www.alldayenergyspray. The upliftnutritioninc.com website has been completely rebuilt and is active.  At one time, we had a website www.EpiGaia.com but because we have held off in marketing that particular product at the present time, that website is no longer functional.

During the end of 2012, we completely revamped and updated our principal website, www.upliftnutritioninc.com.  It now solicits the purchase of the two new products we are distributing mentioned above called Tonify and XMint.  We hope to have success with these 2 new products we began distributing in last 2012 on our revamped and updated website, www.upliftnutritioninc.com.  In this regard, in November 2012 we entered into an exclusive representation letter agreement with Tonify and X-Mint’s manufacturer, Healthy Life Nutraceutics, Inc. (“Healthy Life”), out of Deerfield, Illinois, to “distribute” these 2 products  in a specific market segment that we had previously established through our attempts to market our other, earlier products. As a distributor, we are obligated to have a customer base who has subscribed to our promotions and advertising.  This market does NOT include seller channels or portals such as Ebay, Amazon, Google Shopping or similar search engine optimization channels, and online stores such as Drugstore.com, Vitacoast.com or similar channels.  This letter agreement may be terminated by Healthy Life on 60 days’ written notice, with or without cause.  Healthy Life determines the prices at which we are able to offer and sell their products.

While we have made several significant contacts in the retail food business over the last few years, we were unable to seriously launch Active UpLift® or All-Day Energy Spray® in any national convenience or other large food chain stores for want of advertising capital.  This is the biggest problem we have faced during the last two fiscal years and the biggest problem we currently face.

As stated above, our new green tea drink is fully developed but is not currently being marketed.  Our other new “super juice” drink, EpiGaia™ is also not being marketed at present, also for want of sufficient advertising capital.  We remain ready and willing, however, to commence marketing it if we have the resources to do so.

Unless and until we can generate substantial advertising capital in some fashion, our ability to remain in business in our current form through the next year or two may be in doubt even in light of the fact that we have a new majority shareholder who is willing, for the time being, to finance us in maintaining our good standing status with the SEC and in our various Edgar filing obligations.

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

We are not involved in any joint venture with any other party.  Other than our distributor agreement with Healthy Life referenced above and a 2008 license agreement we have with a former major stockholder relative to a product we aren’t currently marketing, namely, EpiGaia™.  Along with our current distributer agreement with Healthy Life (referenced above), in December of 2014, we entered into distribution agreement with Shanna Wrapp & Associates. This was to set up retail outlets and sell to her particular outlets on a wholesale basis.  We are always continuing to look at whether we can enter into any advertising, marketing and vendor distribution agreements with various retailers and on what terms.  This is something that we are doing on an on-going basis in the ordinary course of our business.

As set forth in our balance sheet in Part F/S below, as of December 31, 2013, we had $2,981 in cash and approximately $113 worth of product inventory.  All previously held inventory has been written off due to obsolescence and also, due to our current and recent efforts to focus on distributing Tonify and X-Mint as described above.

We maintain executive offices or facilities at the offices of our majority shareholder located at 2681 East Parleys Way, Suite 204

Utah 84109.  We do not pay rent for these office facilities because their use is only nominal.

We do not maintain a products liability insurance policy because we are relying on Healthy Life’s policy in that regard.

For and as of our year end, December 31, 2013, we had revenues of $517.  We had zero dollars in deferred revenue representing sales for which the right of return has not been determined or expired.  For and as of our fiscal year end, we did not have any retail grocery store chain sales with Ralphs, Albertsons, and Harmons as we have had in the past.  We believe that our retail sales during all of 2013 were not as substantial as we would have wanted simply because, as disclosed elsewhere herein, we lack sufficient advertising capital.  Also, control of us changed in September.  Current management cannot predict whether we will ever be profitable even though there is admittedly a large market for the two new products we distributing or retailing through our single website, namely, Tonify and XMint.

As of December 31, 2013, we had a net working capital deficiency of $82,907.  At the same time, we currently have a financial commitment for day-to-day operations through our majority shareholder, H. Deworth Williams.  This commitment does NOT include providing the advertising capital necessary to become featured in large or even small retain food chain stores.  Such a commitment would involve several thousands of dollars.  Mr. Williams’ commitment is to provide us with sufficient working capital over at least the next year as necessary to continue to be “current” in our reporting obligations with the U.S. Securities and Exchange Commission (SEC). We consider his generous commitment to keep us current in our reporting obligations for at least the next year or two a legal obligation, even though we have no written agreement with it to this effect.  We do not have a written agreement with Mr. Williams to this effect because we believe that he has enough shares at this time and if we were to do so, such an agreement might require giving him additional shares in the event that we default on our obligation to him, something that neither of us believes is necessary to provide for at this time.  If Mr. Williams decides not to advance us additional funds and yet our business prospects look positive or favorable, we may consider raising money by selling our common stock on a private placement or other basis.  Additional thought and consideration has been given to this prospect but we have nothing significant or meaningful to report in this regard.  If such occurs, existing shareholders would likely be substantially diluted.

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

Our current stock transfer agent is Fidelity Transfer Company located at 8915 South 700 East, Suite 102, Sandy, Utah 84070, phone number 801-562-1300; fax number 801-233-0589.

As of the date of this document, we have approximately 1,240 shareholders of record.  Fidelity Transfer Company has been our transfer agent since our initial public offering back in the 1950’s.  We have but one class of stock issued and outstanding, that being common capital voting stock having a par value of $0.001 per share.  Effective in December 2011, FINRA approved a 1 for 20 reverse split of common capital shares of which 100,000,000 common shares are authorized.  A month prior thereto, effective November 21, 2011, the Secretary of State of the State of Nevada accepted an amendment to our Articles authorizing the issuance of as many as 10 million preferred shares, having a par value of $0.001 per share, the same as our common stock.  No such shares have been issued nor are any currently outstanding.  The rights and preferences relating to such preferred shares are subject to the discretion of our Board of Directors and the parameters are set forth in a Certificate of Designation filed with the State of Nevada on November 21, 2011.  This was disclosed in a 14C Information Statement we filed on the SEC’s Edgar database in November 2011 and which was also mailed out to our stockholders.

In the November 21, 2011 amendments to our Articles, we also amended our Articles to allow our Board of Directors, if they so desire, to adopt or craft an employee stock option or other benefit plan in their discretion, a plan or program that would not require further shareholder approval.  Reference is made to our filings with the State of Nevada which are available on the Secretary of State of Nevada’s website.  Such documents are also available to a shareholder of record on request.

Of the 13,692,597 common shares issued and outstanding as of December 31, 2013, our current slate of officers and directors own and hold or control, directly and indirectly, a total of 11,102,525 shares.  This figure represents 81.1% percent of our total number of issued common shares.  See Item 12 of Part III below.

Principal Products or Services Now Offered and Their Markets.

As stated above, in October 2012, we began marketing on our updated website, www.upliftnutritioninc.com, a new product called “Tonify,” which is a raspberry keytone chewing gum designed to burn fat.  We also began marketing a second product called “X-Mint,” a male enhancement chewing gum.

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

Government Regulation and Need for Governmental Approval of Principal Products or Services

Because we do not sell a product that makes any particular cure claim, our products are exempt from direct regulation by the federal Food and Drug Administration.  We have modified our website to remove any “assumed” claims of any product that we cannot prove.

We do not make any disease-related claims and therefore we are in compliance with FDA and FTC “truth in advertising” laws.  (http://www.ftc.gov/bcp/conline/pubs/buspubs/dietsupp.shtm).  Also our label follows FDA guidelines (http://vm.cfsan.fda.gov/~dms/supplmnt.html).  Other than state and federal securities laws and possible internet fraud or consumer fraud statutes that various states have enacted, we are not aware of any particular state or federal regulations that affect or impact our current business.

Applicability and Impact of Sales Taxes

With respect to the collection of sales taxes, we have been informed by the Utah State Tax Commission that because we maintain an office in Utah (even though we are a Nevada corporation), we must collect sales taxes from all Utah residents who buy our product on-line.  We have obtained a Utah sales tax number for this purpose.  Because we are a Nevada corporation, we are also considered to maintain an office in Nevada.  This means that we must also pay sales taxes for Nevada residents who buy our product.  We have long ago received a Nevada sales tax number for this purpose as well.  Both states require filing quarterly sales tax returns.  Because we do not maintain an office in any jurisdiction other than Utah and Nevada, we are not, to our knowledge, required to collect sales taxes in or for any other jurisdiction.  According to the Utah State Tax Commission, persons who buy our product outside of the State of Utah are supposed to pay a "use tax" to their own respective state taxing authority.  Collecting sales or use taxes outside of the States of Utah and Nevada are therefore not our responsibility.  Were we to open an office in another state, we would be required to collect sales taxes from purchasers of our product who reside in that state.  At present, we only maintain an office in the State of Utah and technically, Nevada.  We will thus pay sales taxes in those two states to the extent we have purchasers of our product who reside in those two states.

The extent to which the manufacturer of Tonify and X-Mint maintains a retail or other substantial presence in another state, we may be required to charge sales or use taxes to persons who purchase from our website in those particular states.

Competition and Marketing Data and Information

Tonify and X-Mint’s manufacturer has other distributors like us who offer the two products for sale through retailers, dealers and their websites.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Not applicable because we obtain product directly from the manufacturer or a Florida distributor of the manufacturer and, at the same time, we maintain sufficient inventory on hand to satisfy orders.  We also ship product directly that is purchased through our website and therefore don’t rely on a drop shipper, for example.

Dependence on One or a Few Major Customers

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

Because we don’t own or license them, we have no intellectual property protection or rights with respect to the 2 new products we are retailing on and through our website, namely, Tonify and X-Mint.

We currently have no franchises, concessions, royalty agreements or labor contracts.  As disclosed in earlier Edgar filings, in 2009, we entered into such license agreement with one of our then-directors to market a new product, the formula for which was separately and independently developed by him.  Such product is a “super juice” drink, which we unveiled 2 years ago and have named EpiGaia™ .  This is the only license agreement to which we are a party.  We are not currently marketing this particular product for want of advertising capital and therefore, our plans with respect thereto are “on hold.”  This license agreement involves nominal consideration to this former director as a result of his insider status at the time.  Because he is no longer on our board and we are not marketing EpiGaia™, these issues are not relevant at the present time.

With regard to our new product, EpiGaia™, we have included the “ TM ” or trademark designation next to the name EpiGaia™ in that, on May 7, 2009, we applied, through intellectual property counsel, for a federal trademark and trade name with the U.S. Patent and Trademark office in Washington, D.C.  In addition to applying for a federal trademark and trade relative to the name “EpiGaia,” on the same date we also applied for a trade name and trademark for the names “Epigenic Health” and “Epigenic Wellness.”  These three (3) applications are identified by Serial Nos.77/.731,844, 77/731,917 and 77/731,888, respectively.  We intend to use the TM designation in connection with our use of any of these marks.  These three federal trademark applications have been pending for some time.  We have no way of knowing, at the present time if our applications will be granted, or, if they or any of them are, when that might occur.

All Day Energy Spray®, on which we have a registered federal trademark, uses a proprietary, natural energy formula called XYTINE™ and on which we previously filed for a federal trademark or trade name with the U.S. Patent and Trademark Office.  See also Item 2 of this Part immediately below titled “PROPERTIES.

Research and Development Costs during the Last Two Fiscal Years

During the years ended December 31, 2013 and December 31, 2012, we expended no money towards research and development.

Costs and Effects of Compliance with Environmental Laws

None; not applicable.

Reports to Shareholders

None.

Employees

We currently have no employees and do not anticipate having to hire any other than possibly for part time clerical help or in the event that sales substantially increase or take off.  Accordingly, we have no immediate plans to retain employees until such time as our business plans warrant or justify the expense.  We may find it necessary to periodically hire part-time clerical help on an as-needed basis though we have no plans to do so at this time.

Facilities

We are now using as our principal place of business the office address of our majority stockholder and two of our directors.  That address is 2681 East Parleys Way, Suite 204, Salt Lake City, Utah 84109, phone number 801-322-3401.  We have no written agreement and pay no rent for the use of this facility.  Even if we had the capital, because we are a start-up eCommerce retail business, we have no current need or plans to secure commercial office space from which to conduct our business.  This is also the facility where we store our materials and inventory.  This is also at no cost to us at the current time.

Additional Information

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

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None; not applicable.

ITEM 2. PROPERTIES.

We own all right, title and interest in and to our two health and energy products Active UpLift® and All Day Energy Spray®, none of which we are marketing at the present time.  Other than as set forth in our license agreement with one of our directors, we also own all right, title and interest in and to our “super juice ” EpiGaia™, a product that we are not currently marketing.  This interest is through an exclusive licensing agreement mentioned above with a former director.  Finally, we own all right title and interest in and to our “Green Tea Diet” drink that we are also holding off from marketing at the present time.

As set forth in the section above titled “Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration,” we have a federal trade name and trademark on the phrase Active UpLift® which we obtained in 2008.  During our 2009 fiscal year, we received notice from our intellectual property attorneys that our application with the U.S. Patent and Trademark Office for a trade name and trademark on the phrase All Day Energy Spray® had issued and is now registered.  This enabled us to put the small “r” with a circle around it next to the name of both of these products, something that we have routinely done on all of our shipping packages and boxes used in interstate commerce.

We have contemplated filing with the U.S. Patent and Trademark Office for a federal chemical patent on our Active UpLift® formula but have not as yet done so for want of capital.  Based on our lack of advertising capital, it is unlikely that we will do so.

We have no proprietary or other interest in the two products we are currently marketing on our website at the present time, namely, Tonify and X-Mint.  We market such products as a distributor only.

Executive Offices

Since September 6, 2013, our executive offices were re-located to 2681 East Parleys Way, Suite 204, Salt Lake City, Utah  84109, phone number 801-322-3401.  This is also the business office address of two directors and our principal shareholder.  As stated above in the subheading titled “Facilities,” we pay no rent for the use of this address or facility.  We do not believe that we will need to maintain any other or additional office at any time or in the foreseeable future in order to carry out our plan of operations described in this document.  This is because our business is primarily “on-line” at the present time, meaning that our current facilities are adequate to meet our needs until something occurs which requires either more or different office space.  We do not foresee that in the immediate or foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

There are presently no pending legal proceedings to which the Company or any officer, director or major stockholder is a party or to which us or our products are subject and, to the best of our knowledge, information and belief, no such actions against us are contemplated or threatened.

ITEM 4. MINE SAFETY DISCLOSURES

None; not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As per information obtained from the OTCBB, the price and trading activity in our stock for each quarter of fiscal 2013 and 2012 is set forth below.

ISSUE:   UPLIFT NUTRITION, INC.

( NV )       COMMON

OTC:

	CLOSING BID		CLOSING ASK
2013	HIGH	LOW	HIGH	LOW
JAN. 2 THROUGH MAR 28.03		.03	.9165	.20
APR. 1 THROUGH JUNE 28.14		.03	1.01	.20
JULY 1 THROUGH SEPT. 30.10		.002	.25	.25
OCT. 1 THROUGH DEC. 31.08		.0022	.25	.25

OTC Bulletin Board ®	Quarterly Trade and Quote Summary Report
UPNT - UPLIFT NUTRITION INC	Year Ending December 2012

2012	BID			ASK			PRICE			VOLUME
12/31/2012	0	0	0	0	0	0	0.05	0	0.03	103,713
9/30/2012	0	0	0	0	0	0	0	0	0	0
6/30/2012	-	-	0	-	-	0	1.01	0.01	0.05	3,339
3/31/2012	0	0	0	0	0	0	0.02	0	0	27,500

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

As of our year end, there were a total of 13,693,544 shares issued and outstanding.  (Since our year end, 200,000 “restricted” shares have been issued to a director and officer for services rendered.)  For more information on who owns our stock and what stock may trade without restriction, see Item 12 of Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

As stated above, we currently have no outstanding warrants, options, incentive stock option or employee compensation plans of any kind or nature.  As disclosed above, however, our Board of Directors now has the power and authority under our Amended Articles filed with the Secretary of State of Nevada in November 2011 to craft an incentive stock option or employee compensation plan if it so desires without further shareholder approval.  At the same time, and though there are currently no plans to do so, no assurance can be given that such derivative securities will not be issued in the future, particularly if there is a good business reason to do so.  We do have a convertible note outstanding in favor of our majority shareholder that can be converted into common stock.  It is similar to a revolving line of credit.  As he advances more money, there is more debt that can be converted to stock.  This convertible note was assigned to our majority shareholder on September 6, 2013 from a former majority shareholder and a copy of it was some time ago filed on Edgar.

Having obtained an OTCBB symbol several years ago, there are, and have been, NO plans, proposals, arrangements or understandings with any person, including any securities broker-dealer or anyone associated with a broker-dealer, concerning the development of a trading market in our common capital stock on the OTCBB or OTCMarkets.com.  Moreover, we have had NO discussions with anyone, to date, in this regard.

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

Description of Securities

Our authorized capital stock consists of 100,000,000 shares of common capital stock, $0.001 par value, of which 13,692,597 shares were issued and outstanding as of our fiscal year-end, December 31, 2013.  As of the date of this Report, an additional 200,000 shares have been issued to a director and officer as compensation for services rendered.  As also disclosed above, as a result of the November 2011 amendments to our Nevada Articles, our capital stock also consists of an additional 10 million preferred shares which we authorized, having a par value of $0.001 per share, of which none are currently issued or outstanding, the preferences and rights concerning which have not as yet been determined by our Board of Directors.  See Exhibit 3.2 hereto.

As of our December 31, 2013, year-end, including the date of this Annual Report, there are NO options, warrants, stock appreciation rights, or other rights of a similar nature outstanding which currently obligate us to issue any additional common stock to anyone.  Our common stock is considered a "penny stock" because it meets, or would meet, if and when it trades, one or more of the definitions in Commission Rule 3a51-1 of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the FINRA’s automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

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

Preemptive Rights, Cumulative Voting and Control

Under Nevada law, if a corporation does not expressly allow, in its Articles, for preemptive rights, no such rights are authorized.  When we re-incorporated in Nevada back in 2006, our Articles did not expressly provide for any such rights.  That is to say, no shareholder has the right to acquire stock from us on any set of terms before that same stock is offered to another person.  This is the definition of "preemptive rights."  In addition, as set forth in the previous paragraph, cumulative voting in electing directors is similarly not authorized by our Articles of Incorporation.  Accordingly, the holder(s) of a majority of our outstanding shares, present in person or by proxy, will be able to elect all of directors at a meeting called for such purpose.

Liquidation Rights

In the event of liquidation, dissolution or a winding up of us or our affairs, holders of common stock would be entitled to receive pro rata all of our remaining assets that are available and distributable to the shareholders after first satisfying claims of creditors and anyone else having rights that are superior to those of the common stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

We have NOT authorized any securities for issuance under any equity or other compensation plans of any type or nature, inasmuch as we have NOT adopted any such incentive or compensation plans and have no intention, at present, to do so.

Recent Sales of Unregistered Securities

None during the 2013 calendar year.  However, on or about February 11, 2014, our Board authorized the issuance of 200,000 “restricted” shares to our CEO and President, Gary C. Lewis, for services rendered.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers.

We did NOT purchase any of our own securities during the 2013 fiscal year.

Stock Transfer Agent

Fidelity Transfer Company ("Fidelity") is our stock transfer agent and has served as such since our initial public offering in the mid 1950’s.  Fidelity is located at 8915 South 700 East, Suite 102, Sandy, Utah 84070, phone number 801-562-1300, fax number 801-233-0589.

ITEM 6.  SELECTED FINANCIAL DATA

Responding to this item is not required for smaller reporting companies.

ITEM 7.  ANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS

Our principal business plan up to and through the end of the this 2013 fiscal year has been to promote, market and sell Tonify and X-Mint, two new products we just started marketing a little over a year ago, all as disclosed in Part II, Item 5 below.  See our website, www.upliftnutritioninc.com.

Our Websites.

At the very end of 2012, we redesigned our principal UpLift website.  We also shut down or discontinued our former websites, www.epigaia.com, www.alldayenergyspray.com, and www.upliftenergy.com in favor of just the one website.  During the end of 2012, we spent an enormous amount of time and energy revamping and modernizing www.upliftnutritioninc.com and strongly encourage any investor or interested person to visit it.

Inventory.

We no longer carry any inventory of Active UpLift® and All Day Energy Spray®.  We do maintain limited inventory of Tonify and X-Mint.

As of December 31, 2013, we had 7 packets of Tonify and 7 packets of X-Mint in inventory.

We are NOT Dependent on One Supplier for Our Potential Success

With regard to Tonify and X-Mint, we are not dependent on any one supplier for our ability to receive and inventory product.  We can obtain product directly from a distributor in Florida that we have known for a long time and also, we can obtain product directly from the manufacturer.

Our Business Plan over the Remainder of the Year

As a result of the recession and people tightening their belts and not spending as much money, we had a difficult time generating sales for Active UpLift® and All Day Energy Spray®.  As a result, and as stated above, we decided in late 2012 to suspend all advertising on those two products and cease selling them by the end of 2012.  Starting in October 2012, as disclosed elsewhere herein, we added 2 new products to sell as a broker.  To accomplish this, we have completely updated and expanded our existing website, and have shut down the other two websites leaving www.upliftnutritioninc.com as the only website available for advertising, marketing and sales.  For want of advertising capital, we no longer offer our Active Uplift® and All Day Energy Spray® products.

We hope that our new marketing efforts related to Tonify and X-Mint will be successful but this remains to be seen.

Because we are no longer marketing our principal energy drink products and we have embarked on marketing two entirely new products, we do not believe that comparing cost of goods sold for 2013 to 2012 is particularly relevant or meaningful.

Our marketing expenses for the year ended December 31, 2013 were $1,096 compared to $1,360 for the year ended December 31, 2012.  For the year ended December 31, 2013, marketing expenses consisted of $0 in advertising costs and $668 in product used in demonstrations, free samples, and giveaways in connection with sponsorship of events.  We also incurred $428 for marketing on our website during the fiscal year.

Consulting and professional fees were $41,339 for the year ended December 31, 2013 compared to $65,057 during the year ended December 31, 2012.  No major change was expected in professional fees as we will continue to have audits and reviews of the financial statements.

General and administrative expenses were $7,406 for the year ended December 31, 2013 compared to $11,892 for the year ended December 31, 2012.  The decrease is mainly the result of decreased sales and operations and our efforts to further wind down the marketing of our previous energy drinks.

Liquidity and Capital Requirements

As of our fiscal year ended December 31, 2013, we had $2,981 in cash.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital has historically been provided by our majority shareholder.  Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder under the convertible note with him, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe that it likely that our agreement with our majority shareholder would be modified to require such.  Our majority shareholder’s loans to us are considered or designated by us as "advances" inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest or keep track of what it is, at present, we have no way of paying any interest payments to him.  As of December 31, 2013, we have accrued $3,392 in interest due and owing to H. Deworth Williams, our majority shareholder.  In the event we modify our oral agreement in the future with Mr. Williams so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and him would not agree to such a modification unless we were profitable and could afford to make such interest payments.

We hope to be able to satisfy our cash requirements for at least the next 12 to 18 months in that our majority shareholder has committed himself to advancing what funds are necessary for us to satisfy all of our cash requirements and otherwise keep us current in our 1934 Exchange Act reporting obligations for at least the ensuing year.  Our majority shareholder lacks the capital and resources to fund an advertising campaign, particularly given that we have come to realize how expensive such an endeavor really is.

We believe that a year period is consistent with the disclosure in our PLAN OF OPERATION described below in that we believe that within the next year or 2 years, we should be able to successfully carry out our business plan if we can find sufficient advertising capital on acceptable terms.  If a determination is made by management within the next year that we will NOT be successful and that our business plan is or will be a failure for reasons which we can only imagine, our majority shareholder may elect not to advance us any more funds.  See the section titled "PLAN OF OPERATION" below.  Having said this, we are unable to guarantee that at the expiration of one year from now, and assuming that our business plan is NOT by then successful, that our majority shareholder will continue to advance us sufficient money to allow us to continue in our reporting obligations.  We do not mean to imply, however, that our majority shareholder will NOT continue to advance us funds beyond the next year, particularly if it appears that we will indeed be able to successfully carry out our business plan if we continue beyond the year.  If our majority shareholder does not desire to loan or advance us sufficient funds to continue for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.  It is possible, however, that we would consider a private placement of our shares for advertising capital, the form of which we also cannot predict at this time.

Our Budget over the Next 12 Months

Due to our lack of working capital necessary to generate a serious and aggressive advertising campaign, we are unable to devise or project an advertising budget for 2014.  Assuming that we do not obtain sufficient working capital during the year to embark on an extensive advertising campaign, what capital we have or what advances we will obtain from our majority shareholder will be used, during 2014, to keep us current in our reporting obligations and to pay attorneys, accountants and auditors.

For information on the cost of manufacturing and packaging our product, reference is made to our PLAN OF OPERATION section below.

Contingency Planning

Any funding for emergencies is anticipated to be advanced by our majority shareholder.

Off-Balance Sheet Arrangements

None; not applicable.

Effect of Current Economic Conditions

Obviously, current economic conditions, including the recent hikes in the price of oil to over $100 per barrel, are hurting all businesses, not to mention retail outlets and retail sales overall.  Most Americans are not spending money today like they have in the past, though they are buying more things on-line.  Since much of the effects of the current recession have only become apparent in recent years, we are not in a position at this time to predict the recession’s effects on our overall business plan and plan of operation, not to mention predicting 2014 sales.  No retail company that we know of is making any such predictions.  We suspect that sales in 2014 will be slower than they might otherwise be, simply because that is what is happening to everyone else.

It is also our belief that Tonify and X-Mint are considered ‘boutique’ products that will sell well as long as the economy does well and the public has extra expendable income.  Although we are experiencing some sales, the current recession may likely have a negative effect on future sales.  We also believe that the particular market for Tonify and X-Mint is considered an ‘impulse’ market.

PLAN OF OPERATION

As stated in Items 1 and the beginning of this Item 7 above, our principal business plan up has modified our former marketing strategy, rebuilt our www.upliftnutritioninc.com website, and entered into a marketing or distributorship agreement to sell two new products called “Tonify” and “X-Mint” through our updated website.  Because of our change in direction, we shut down our two other major websites so we could concentrate all of our marketing and sales efforts on our one principal website.

Shipping of Our Two New Products

Both Tonify and X-Mint are packaged in DVD-sized containers which are light weight and inexpensive to ship through the US Postal Service or one of the private shipping services.  We pass this cost on to the customer.

Inventory

As stated in the beginning of Item 1 above, we have phased out the sale of Active UpLift® and All Day Energy Spray®.   We do not intend to mix any more of these products.  What is on hand and in inventory we will sell on-line until the viability of the product fully expires.  We do have limited inventory of Tonify and X-Mint on hand.

Our Current On-Line Marketing/Advertising Strategy

As disclosed above, we changed directions n 2013 and decided to concentrate our marketing efforts on Tonify and X-Mint.  In this regard, we are concentrating our new and current marketing efforts on keeping our current revamped website updated and fully functional.  Through these efforts, we have started a marketing effort on various popular and more significant search engines.

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

(3) through ads placed in various health and nutrition food magazines to the extent we can afford to place such ads;

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Uplift Nutrition, Inc.

We have audited the accompanying balance sheet of Uplift Nutrition, Inc. (the Company) as of December 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2012 and for the period from March 7, 2005 (date of inception) through December 31, 2012, were audited by other auditors, whose report dated April 3, 2013, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Uplift Nutrition, Inc. as of December 31, 2013 and 2012, and the results of their operations and cash flows for the year then ended and for the period from March 7, 2005 (date of inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the Company has sustained losses of $1,581,112 from March 7, 2005 (date of inception) through December 31, 2013 including a loss of $54,207 for the year ending December 31, 2013. The Company has recognized minimal revenues from March 7, 2005 (date of inception) through December 31, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 15, 2014

UPLIFT NUTRITION, INC.
(A Development Stage Company)
Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS

Cash	$2,981	$-
Inventory	113	736

Total Current Assets	3,094	736

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS

Patents, net	-	2,620

Total Other Assets	-	2,620

TOTAL ASSETS	$3,094	$3,356

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$798	$17,829
Bank overdraft	-	300
Accrued interest payable - related party	3,392	227
Stockholder advances	81,811	13,700

Total Current Liabilities	86,001	32,056

TOTAL LIABILITIES	86,001	32,056

STOCKHOLDERS' DEFICIT

Preferred shares, $0.001 par value; 10,000,000 authorized, no shares issued and outstanding	-	-

Common stock, $0.001 par value; 100,000,000 shares authorized, 13,692,597 shares issued and outstanding	13,693	13,693
Additional paid-in capital	1,484,512	1,484,512
Deficit accumulated during the development stage	(1,581,112)	(1,526,905)

Total Stockholders' Deficit	(82,907)	(28,700)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,094	$3,356

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
Statements of Operations

	For the Years Ended December 31, 2013	For the Years Ended December 31, 2012	From Inception on March 7, 2005 Through December 31, 2013

NET REVENUES	$517	$133	$29,137

OPERATING EXPENSES

Cost of sales	7	22,234	83,028
Marketing	1,096	1,360	212,953
Legal and professional fees	41,339	65,057	655,834
Other general and administrative	7,406	11,892	288,798
Salaries and wages	-	-	215,250
Provision for non-collectible receivables	-	-	12,480

Total Operating Expenses	49,848	100,543	1,468,343

LOSS FROM OPERATIONS	(49,331)	(100,410)	(1,439,206)

OTHER INCOME

Loss on Impairment	(1,711)		(1,711)
Other income	-	-	2,591
Loss on disposal of assets	-	-	(1,764)
Interest expense - related party	(3,165)	(4,014)	(141,022)

Total Other Income (Expense)	(4,876)	(4,014)	(141,906)

LOSS BEFORE INCOME TAXES	(54,207)	(104,424)	(1,581,112)

Income Taxes	-	-	-

NET LOSS	$(54,207)	$(104,424)	$(1,581,112)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	13,692,597	7,648,444

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Inception, March 7, 2005	1,000,000	$1,000	$-	$-	$1,000
Capital contributions July through
November 2005	-	-	31,930	-	31,930
Net loss for the year
ended December 31, 2005	-	-	-	(25,859)	(25,859)
Balance, December 31, 2005	1,000,000	1,000	31,930	(25,859)	7,071

Capital contributions July through
November 2005	-	-	10,511	-	10,511
Common stock issued in a stock offering
transaction, June 2006	142,097	142	(512)	-	(370)
Common stock issued for
services at $4.20 per
share, October 2006	66,250	66	278,184	-	278,250
Net loss for the year
ended December 31, 2006	-	-	-	(328,905)	(328,905)
Balance, December 31, 2006	1,208,347	1,208	320,113	(354,764)	(33,443)

Common stock issued for
services at $8.00 per
share, November 2007	2,500	3	19,997	-	20,000
Net loss for the year
ended December 31, 2007	-	-	-	(126,310)	(126,310)
Balance, December 31, 2007	1,210,847	1,211	340,110	(481,074)	(139,753)

Net loss for the year ended
December 31, 2008	-	-	-	(234,289)	(234,289)
Balance, December 31, 2008	1,210,847	1,211	340,110	(715,363)	(374,042)

Common stock issued for services
at $9.00 per commnon share, October 2009	27,500	28	247,472	-	247,500
Net loss for the year ended
December 31, 2009	-	-	-	(474,956)	(474,956)
Balance, December 31, 2009	1,238,347	1,239	587,582	(1,190,319)	(601,498)

Common stock issued for conversion of debt
at $1.01 per share, September 2010	159,250	159	160,005	-	160,164
Common stock issued for conversion of debt
at $0.40 per common share, December 2010	875,000	875	349,125	-	350,000
Net loss for the year ended
December 31, 2010	-	-		(126,388)	(126,388)
Balance, December 31, 2010	2,272,597	2,273	1,096,712	(1,316,707)	(217,722)

Common stock issued for conversion of debt
at $0.125 per share, August 2011	2,500,000	2,500	307,500	-	310,000
Net loss for the year ended
December 31, 2011	-	-	-	(105,774)	(105,774)
Balance, December 31, 2011	4,772,597	4,773	1,404,212	(1,422,481)	(13,496)

Common stock issued for conversion of debt
at $0.001 per share, September 2012	7,720,000	7,720	69,500	-	77,220
Common stock issued for services
at $0.01 per common share, September 2012	1,200,000	1,200	10,800	-	12,000
Net loss for the year ended
December 31, 2012	-	-	-	(104,424)	(104,424)
Balance, December 31, 2012	13,692,597	13,693	1,484,512	(1,526,905)	(28,700)

Net loss for the year ended
December 31, 2013	-	-	-	(54,207)	(54,207)
Balance, December 31, 2013	13,692,597	$13,693	$1,484,512	$(1,581,112)	$(82,907)

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on March 7,
	For the Years Ended		2005 Through
	December 31,		December 31,
	2013	2012	2013

OPERATING ACTIVITIES
Net loss	$(54,207)	$(104,424)	$(1,581,112)
Adjustments to reconcile loss
to cash flows from operating activities
Depreciation and amortization	909	1,124	28,617
Recovery of contingency accrual	-	-	7,826
Provision for accounts receivable	-	-	12,480
Stock issued for services	-	12,000	557,750
Loss on disposal of website	-	-	1,764
Inventory obsolescence	-	-	11,234
Loss on impairment	1,711	-	1,711
Changes in operating assets and liabilities
Inventory	623	21,551	(11,347)
Accounts receivable	-	-	(12,480)
Accounts payable	(17,031)	9,002	(7,398)
Accrued interest – related party	3,165	3,946	138,627
Net Cash Provided by (Used
in) Operating Activities	(64,830)	(56,801)	(852,328)

INVESTING ACTIVITIES
Purchases of fixed assets	-	-	(3,296)
Payments for website development	-	-	(23,061)
Payments for indefinite-life intangible assets	-	-	(5,735)
Net Cash Used in Investing Activities	-	-	(32,092)

FINANCING ACTIVITIES
Bank overdraft	(300)	(2,874)	-
Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,441
Net advances from shareholders	68,111	59,675	843,960
Net Cash Provided by Financing Activities	67,811	56,801	887,401

NET INCREASE IN CASH	2,981	-	2,981
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$2,981	$-	$2,981

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Stock issued for conversion of debt	$-	$77,220	$897,384

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

 (A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

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

Receivables

Accounts Receivable generally consists of trade receivables arising in the normal course of business.  The Company establishes an allowance for doubtful accounts that reflects the Company’s best estimate of probable losses inherent in the accounts receivable balances.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available information.  The balance of accounts receivable at December 31, 2013 and 2012 was $-0- .

Website Costs

The Company has adopted the provisions of FASB ASC 350.  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset.

Intangible Assets

Intangible assets consist of indefinite-life intangible assets which include patents and trademarks.  The Company accounts for indefinite-life intangible assets in accordance with FASB ASC 350 and accordingly reviews these assets at least annually for impairment.

Note 1 – Summary of Significant Accounting Policies (Continued)

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

The Company records revenue net of sales discounts, including coupons, sales incentives, and volume discounts. The Company accounts for product coupon incentives the later of 1) the date at which the related revenue is recognized or 2) the date at which the sales incentive is offered.   Coupons are recorded as a discount in revenue. Total discounts for the years ended December 31, 2013 and 2012 were $-0-.

Advertising Cost

Cost incurred in connection with advertising and marketing of the Company’s products are expensed as incurred. Such costs amounted to $1,096 and $1,360 for the years ended December 31, 2013 and 2012, respectively.

Research and Development Cost

The Company expenses research and development costs for the development of new products as incurred.  Such costs for the years ended December 31, 2013 and 2012 were $-0-.

Income Taxes

Prior to June 2, 2006, in lieu of corporate income taxes, the members of NMH were taxed on or allocated their proportionate share of the Company’s taxable income/loss.  Therefore, no deferred tax assets or liabilities, income tax payable or current and deferred tax expense or benefit for federal income taxes have been included in the financial statements for the period prior to June 2, 2006. The Company accounts for income taxes in accordance with FASB ASC 740-10. This statement requires an asset and liability approach for accounting for income taxes.

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

Note 1 – Summary of significant Accounting Policies (continued)

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,581,112 from March 7, 2005 (inception) through December 31, 2013 including a loss of $54,207 for the year ended December 31, 2013. The Company has recognized minimal revenue during its developmental stage (from March 7, 2005 (inception) through December 31, 2013), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Related Party Transactions

A shareholder of the Company made multiple advances and paid operating expenses on behalf of the Company to the Company beginning in the 2008 fiscal year and continuing through 2013.  The balance of these advances (net of repayments) was $81,811 and $13,700 at December 31, 2013 and 2012, respectively. The advances are unsecured, accrue interest at an annual rate of eight percent and are payable on demand. As of December 31, 2013 and 2012, the Company has accrued interest due on these notes in the amounts of $3,392 and $227, respectively.

Note 4 – Inventory

Inventory consists of the following:

	December 31, 2013	December 31, 2012
Raw materials and supplies	$ -	$ -
Finished goods	113	736
Total inventory	$ 113	$ 736

During the 2012 fiscal year, old inventories totaling $22,210 were written off due to obsolescence.

Note 5 – Intangible Assets

Intangible assets consist of Trademark application costs totaling $6,593 as of December 31, 2013 and 2012 relating to nutritional supplements sold under the Active Uplift™ label.  These intangibles are amortized on a straight line basis over their estimated useful life of 10 years.  Accumulated amortization at December 31, 2013 and 2012 was $4,882 and $3,973, respectively. Trademarks were fully impaired during the year, due to the fact that they were not renewed, subsequent to the year end. Patents were $0.00, and accumulated amortization was $0.00 at December 31, 2013.

Note 6 – Income Taxes

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

At December 31, 2014 the Company had net operating loss carryforwards of approximately $536,651 that may be offset against future taxable income through 2034.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL Carryover	$ (536,651)	$ (518,221)
Common stock issued for services	185,381	185,381
Valuation allowance	531,270	332,840

Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012
Current Federal Tax	$ -	$ -
Current State Tax	-	-
Change in NOL Benefit	18,430	35,504
Valuation allowance	(18,430)	(35,504)
	$ -	$ -

Note 6 – Income Taxes (Continued)

At December 31, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2013, 2012 and 2011.

Note 7 – Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31,

	2013	2012
Net loss (numerator)	$ (54,202)	$ (104,424)
Weighted average shares outstanding (denominator)	13,692,597	7,648,444
Basic and fully diluted net loss per share amount	$ (0.00)	$ (0.01)

For the years ended December 31, 2013 and 2012, the Company had no potentially dilutive common stock equivalents issued.

Note 8 – Stockholders’ Equity

As of December 31, 2013 the Company had 0 shares of $0.001 par value preferred stock issued and outstanding.

As of December 31, 2013 and 2012, the Company had 13,692,597 shares of $0.001 par value common stock issued and outstanding and an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc.

In December 2011 the Company affected a 1 for 20 reverse stock-split with respect to all shares of common stock outstanding. All references in the financial statements to common stock activity prior to December 2011 have been retroactively restated to reflect the effects of this reverse stock-split.

In September 2012 the Company issued 7,720,000 shares of common stock in satisfaction of stockholder advances in the amount of $71,675 and associated accrued interest in the amount of $5,545 or $0.01 per share.

In September 2012 the Company issued 1,200,000 shares of common stock for services valued at $12,000 or $0.01 per share.

In November 2011 the Company authorized 10,000,000 shares of preferred stock. The Board of Directors has been given the authority to designate the rights and preferences relative to any preferred shares. As of this date, it has not done so.

Note 8 – Stockholders’ Equity (Continued)

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

Note 10 – Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2013 and 2012.

Note 11 – Subsequent Events

On Febaruary 25, 2014 the Company issued 200,000 shares of common stock to an unrelated third party for services rendered.  The shares were valued at $0.01 per share, resulting in an aggregate expense of $2,000.

The Company has evaluated events occurring after the date of our accompanying balance sheets through the date the financial statement were filed.  The Company has not identified any material subsequent events requiring adjustment to our financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.  We did change auditors in December 2013, all as disclosed in a Form 8-K that we timely filed on Edgar.  Such was not the result of any disagreement with former auditors but only because new management had a better working relationship and longer work experience with our newly appointed auditors.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective for both of our fiscal years ended December 31, 2013 and December 31, 2012, in which there was no material weakness.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our current directors, officers and “control persons” are as follows:

Name	Age	Position
Gary C. Lewis	65	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer
Jessica Stone Rampton	43	Secretary/Treasurer, Chief Science Officer and Director
Geoff Williams	43	Director
Rachel Winn	43	Director

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

JESSICA STONE RAMPTON, Director, Chief Science Officer and Secretary/Treasurer.  Ms. Rampton currently works as a research analyst at Sports Medicine Research and Testing Lab in Salt Lake City.  From 2005 until 2006, Ms. Rampton and her former husband formed Nu Mineral Health, LLC, the company whose assets we purchased in June 2006.  From 1999 through 2004, Ms. Rampton was employed as an Associate Scientist in the Department of Molecular Oncology with Ligand Pharmaceuticals in San Diego, California.  While there, among other things, she developed cell biology, molecular biology and immunohistochemistry protocols.  She also ran the company’s histology lab.  After graduating cum laude from the University of Washington in Seattle, WA, with a Bachelor of Science degree in cell and molecular biology in 1998 and until 1999, she was employed as a Research Assistant with the Department of Biochemistry and Radiology, University of Washington.  In 1996, Ms. Rampton became a member of the Association of Women in Science.  Ms. Rampton, in her present position with us, will oversee new product research and development, product improvements, and market research.  She has substantial experience in molecular biology, biochemistry, cell biology and drug discovery.  She has also published articles involving cancer research.  Her strengths include research, critical analysis, communication and the ability to independently design, execute and analyze experiments while working cohesively within a team environment.  In 2005, Ms. Rampton had the vision of making nutrition easier to obtain and more effective and therefore, she and her former husband formed Nu Mineral Health.  We believe that she brings a great deal of knowledge and expertise to the Company.

GEOFF WILLIAMS, Director.  Since 1994, Mr. Williams has been a representative of and partner in Williams Investment Company, a Salt Lake City, Utah, financial consulting and corporate services firm involved in facilitating and structuring mergers, acquisitions, business consolidations and financings. Geoff has been instrumental in negotiating well over thirty of these transactions, most of which have resulted in private companies going public, and subsequently being traded on various public exchanges.  In addition, Geoff has often arranged financings for these companies, as well as others.  For numerous years he sat on the board, and was one of three founding principals of U.S. Rare Earths, Inc. (OTC BB: UREE), a publicly-held mineral exploration company.  He has been on the board of directors of several companies, most recently Protect Pharmaceutical Corporation (OTC BB: PRTT).  Geoff also oversees the real estate division of Williams Investment Company, which currently has undertakings in several locations across the Intermountain West, as well as Hawaii, California, and Baja California, Mexico.  Mr. Williams attended the University of Utah, California Institute of the Arts, and La Sorbonne (Paris, France).

Mr. Williams has also served as a director, President, CEO, principal financial officer and principal accounting officer of Eastgate Acquisitions Corp., a reporting company, since its inception in September 1999.  He resigned as its President and CEO on May 22, 2012.  He is also currently a director, President and CEO of Westgate Acquisitions Corp. and, until he resigned in February 2010, he was a director, President and CEO of Greyhound Commissary, Inc., now known as Tanke Biosciences Corp.  He is the son of Uplift Nutrition’s principal and majority shareholder, H. Deworth Williams.

RACHEL WINN, Director.  Ms. Winn is currently employed as Assistant Office Manager at Williams Investment Company, in Salt Lake City, Utah, a financial consulting and corporate services firm involved in facilitating and structuring mergers, acquisitions, business consolidations and financings.  Outside of her office duties, Ms. Winn also serves as a member and principal shareholder of Fortune Viniculture, L.L.C., a limited liability company which holds interests in vineyard properties located near Ensenada, Mexico.  Additionally, she is the personal Executive Assistant to the Director of Operations of Elite Engineering Solutions, L.L.C., a company offering government compliance services, manufacturing and testing.

Family Relationships

Geoff Williams and Rachel Winn, are married.  [Geoff Williams is also the son of our principal and majority shareholder, H. Deworth Williams.

None of our officers or directors devotes his or her full time to the management of the Company.  Since all three individuals have full-time jobs, each estimates that they will devote between 1% and 10% of their time to the Company and its affairs.  We believe that this may be as many as 5 hours per week on the part of each officer and director.  Obviously, much of this will depend on how the Company’s future business and sales unfold.  Ms. Rampton’s efforts will concentrate on product development.  Mr. Lewis’s efforts will concentrate on the business end of the Company such as marketing and sales.  All three will be directly involved and give their input into the periodic reports we will be filing with the Commission.

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

Board Meetings and Committees

During the 2013 fiscal year and through the present, we have conducted nearly all of our Board Meetings by telephone conference call.  Some of these Board Meetings have been formalized into written consent minutes and some have simply been advisory in nature, followed up by written consent or other minutes.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent (10%) of the issuer’s common stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the NASD.  These persons are also required to furnish the Company with copies of all Section 16(a) forms they file.  These requirements commenced when the Company's Form 10-SB registration statement became effective.  Therefore, as of the date of this Annual Report on Form 10-K, these persons have been subject to the requirements of Section 16(a).  Uplift Nutrition has informed these individuals, including our majority shareholder, of their obligations under Section 16(a) and all are otherwise aware of them.  Further, we have set up a procedure whereby periodically we will endeavor to (i) notify these persons or other future directors, officers, affiliates or "control persons" of their Section 16(a) obligations; (ii) review the copies of Forms 3, 4, and 5 that these persons will need to file with the Commission; (iii) request written representations from them that no other filings or disclosures were required or necessary; and (iv) make a determination that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during the fiscal year.

Director and Officer Liability Limitations

Our Articles of Incorporation and Bylaws, both of which were exhibits to our original registration statement on Form 10-SB, limit the personal liability of directors, officers and our shareholders to the full extent allowed by Nevada law.  This is a risk factor that an investor or potential investor should consider because it means that a disgruntled or injured investor’s remedies may not be as significant or meaningful as might otherwise be the case in the absence of these statutory and common law protections.

ITEM 11. EXECUTIVE COMPENSATION

During 2013 and 2012, none of our officers or directors received any stock as bonuses, for compensation, or for any other reason.  See the Summary Compensation Table immediately below:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Jessica Stone Rampton, Sec/Treas. CSO and Director	12/31/2013 12/31/2012 12/31/2011 12/31/2010 12/31/2009	0 0 0 0 0	0 0 0 0 0	0 200,000 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0
Edward H. Hall, Former Chairman of the Board until Sept. 6, 2013	12/31/2013 12/31/2012 12/31/2011 12/31/2010 12/31/2009	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0
Gary C. Lewis President, CEO, CFO and Director	12/31/2013 12/31/2012 12/31/2011 12/31/2010 12/31/2009 12/31/2008 12/31/2007	0 0 0 0 0 0	0 0 0 0 0 0	0 800,000 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0
Bruce Miller, Vice President and Director thru Sept. 6, 2013	12/31/2013 12/31/2012 12/31/2011 12/31/2010	0 0 0	0 0 0	0 200,000 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Geoff Williams, Director after Sept. 6, 2013	12/31/2013	0	0	0	0	0	0	0	0
Rachel Winn, Director after Sept. 6, 2013	12/31/2013	0	0	0	0	0	0	0	0

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

Absence of Management Employment and Other Compensation Agreements

We do not at this time pay any of our officers any salary.  We do not provide any other benefits to our officers.  We do not have any written agreements with any of our officers and directors other than Ms. Jessica Stone Rampton who, because she and her former husband sold us certain assets we now have, would otherwise have been in a position to potentially compete with us.  For this reason, Ms. Rampton and her former husband each executed a standard non-compete and non-disclosure agreement.  See Exhibit 10.1 to our Form 10-SB registration statement.  We do express an opinion at this time as to whether such agreement is now relevant to current operations.

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

Our Chairman of the Board, President, CEO, and CFO, Gary C. Lewis, received 200,000 “restricted” shares in February 2014 for services rendered as of such date.  These are the only shares to date issued subsequent to our fiscal year end.

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

Outstanding Equity Awards at Fiscal Year-End

None during fiscal 2013.  However, as stated above, on February 11, 2014, 1 of our 4 directors, namely, Mr. Lewis, was awarded a total of 200,000 “restricted” shares for services rendered as of the date of the award.  This has increased our issued and outstanding shares by such amount subsequent to December 31, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

7 shares issue

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially* Owned	Percent of Ownership of Common Stock Outstanding
Gary C. Lewis (1) 4423 South 1800 West Roy, Utah 84067	202,000 (2)	1.5%

Jessica Stone Rampton (3) 968 James Court Salt Lake City, Utah 84111	57,375	0.41%

Geoff Williams (4) 2681 East Parleys Way, Suite 204 Salt Lake City, Utah 84109	441,600	2.5%

Rachel Winn (5) 2681 East Parleys Way, Suite 204 Salt Lake City, Utah 84109	- 0 -	0%
H. Deworth Williams (6) 2681 East Parleys Way, Suite 204 Salt Lake City, Utah 84109	10,401,550	76%

Directors, officer and 5% or more holders as a group (5 persons only)	11,102,525	81.1%

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

(2)       The shares represented by this figure are held by, or in the name of, a corporation owned by Mr. Lewis and his wife named HER Consulting, Inc., a Utah corporation.  Mr. Lewis and his wife, Pam, are the indirect or beneficial owners of these shares.  Mr. Lewis was also issued 200,000 “restricted” shares on February 11, 2014 for services rendered, an amount NOT included in this figure because the chart above relates to calendar 2013.  These additional 200,000 shares are, as of the date of this document, the only shares issued by Uplift since December 31, 2013.

(3)       JESSICA STONE RAMPTION, Secretary/Treasurer, Chief Science Officer and a Director, has served as an officer and director of the Company since April 5, 2006.  For more information about Mrs. Rampton and her background, reference is made to Item 9 above. Ms. Rampton’s holdings have been held in the name of Rampton Investments, LLC.

(4)      GEOFF WILLIAMS, a Director, acquired his shares on or about September 6, 2013, in the change of    control transaction reported on Edgar on Form 8-K, at which time he also became a Director.

(5)      RACHEL WINN, a Director, became a Director of Uplift on or about September 6, 2013, pursuant to the change of control transaction reported on Edgar on Form 8-K.

(6)      H. DEWORTH WILLIAMS, the father of Geoff Williams, acquired his shares, namely, voting control of the Issuer, on or about September 6, 2013, in the change of control transaction reported on Edgar on Form 8-K.

None of the foregoing persons hold any shares of the Company pursuant to any voting trust or similar agreement.

As of the date of this report, there are no arrangements or agreements with anyone which may result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the fiscal year, no transactions occurred during the fiscal year between us and any director or officer or any member of any such person’s immediate family.

As disclosed in earlier Edgar filings, we have a license agreement with one of our former directors to market a new product, the formula for which was separately and independently developed by him.  Such product is a “super juice” drink, which we unveiled 2 years ago and have named EpiGaia™.  We are not currently marketing this product for want of advertising funds and therefore, our plans with respect thereto are “on hold,” all as further disclosed above.  This license agreement involves nominal consideration to this former director as a result of his insider status and because of his potential conflict of interest in this regard.

As disclosed elsewhere above, our majority stockholder, H. Deworth Williams, has agreed to fund us as necessary to keep us current in our SEC reporting obligations.  However, such commitment does not include providing the funding as necessary to implement advertising campaigns and therefore, our Board of Directors has resolved to look at additional funding opportunities.  While we accrue interest on Mr. Williams’ advances at 8% per annum, all as represented by a certain Convertible Note, these advances do NOT presently require that we pay interest payments.  At the same time, other than the Convertible Note itself, there is no written agreement in this regard between us and Mr. Williams.  If we ever became profitable, we would consider paying Mr. Williams interest on its advances but only if doing so would have no material impact on our capital resources and liquidity.  Having said this, if we became profitable, we plan on spending any earnings on advertising campaigns as opposed to spending such money on the payment of interest.  Because of Mr. Williams’ substantial stock ownership interest in us, spending earnings on advertising as opposed to using earnings to pay him interest would likely be in his best interest as well.

Like any other corporate officer or director, each director and officer is subject to the doctrine of usurpation of corporate opportunities only insofar as it applies to business transactions in which we have indicated an interest, either through our proposed business plan or by way of an express statement of interest contained in our minutes.  If any director or officer is presented in the future with a business opportunity that may conflict with business interests identified by us, such an opportunity must be promptly disclosed to the Board of Directors and otherwise made known to us.  In the event that the Board rejects an opportunity so presented, and only in that event, can one of our officers or directors avail him or herself of such opportunity.  In spite of these eventualities, every effort will be made to resolve any conflicts that may arise in favor of us and our stockholders.  There can be no assurance, however, that these efforts will be successful.  As a Nevada corporation, we are obligated, among other things, to comply with the provisions of Nevada law, NRS 78.140 titled "Restrictions on transactions involving interested directors or officers; compensation of directors."  We are not aware of any such conflicts of interest at this time and to be more specific, we are not aware of any opportunity whatsoever that we would reject and that an officer or director or even our majority stockholder would likely engage in or take advantage of.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered us by MORRILL & ASSOCIATES, Certified Public Accountants, for the year ended December 31, 2012, are set forth below.  In December 2013, we changed auditors to SADLER GIBB & ASSOCIATES, Certified Public Accountants, and they are our auditors for our fiscal year ended December 31, 2013.  The aggregate fees included in the Audit category are fees billed for the year-end audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements.  The aggregate fees included in each of the other categories are fees billed in the calendar years indicated.

Fee Category	2013	2012
Audit Fees	$17,058	$27,232
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$17,058	$27,232

Audit fees for the years ended December 31, 2013 and 2012 were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in the Quarterly Reports on Form 10-Q, consents and other assistance required to complete the year- end audit of our financial statements.

Audit-Related Fees as of the years ended December 31, 2013 and 2012 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended December 31, 2013 and 2012 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended December 31, 2013 and 2012.

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

The following Exhibits are filed as a part of this Annual Report on Form 10 - K :

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

The following Exhibits are incorporated by reference as a part of this Annual Report on Form 10-K:

3.1   Articles of Incorporation, which were filed as an exhibit to our November 2, 2007, Form 10-SB registration statement

3.2   Amendments to our Articles of Incorporation filed with and stamped by the State of Nevada on November 21, 2011 and the corollary Nevada Certificate of Amendment, copies of which were filed with last year’s Annual Report on Form 10-K

3.3    Bylaws, which were filed as an exhibit to our November 2, 2007, Form 10-SB registration statement

SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, UPLIFT NUTRITION, INC., has duly caused this Annual Report on Form 10-K for its fiscal year ended December 31, 2013, to be signed on its behalf by the undersigned, thereunto duly authorized.

UPLIFT NUTRITION, INC., Issuer

Date:	April 15, 2014	By:	/s/Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer

Date:	April 15, 2014	By:	/s/ Gary C. Lewis
Gary C. Lewis
Chairman of the Board