Form 10-Q
period 2014-03-31
Uplift Nutrition, Inc.
filed 2014-05-15
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the first quarter ended March 31, 2014

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Yes [   ]   No [   ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 12, 2014
Common Capital Voting Stock, $0.001 par value per share	13,892,597 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS

Cash	$2,086	$2,981
Inventory	520	113

Total Current Assets	2,606	3,094

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS

Total Other Assets	-	-

TOTAL ASSETS	$2,606	$3,094

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$3,801	$798
Bank overdraft	-	-
Accrued interest payable - related party	5,006	3,392
Stockholder advances	81,811	81,811

Total Current Liabilities	90,618	86,001

TOTAL LIABILITIES	90,618	86,001

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized,
13,892,597 and 13,692,597 shares issued and outstanding
as of March 31, 2014 and December 31, 2013 respectively	13,893	13,693
Additional paid-in capital	1,485,152	1,484,512
Deficit accumulated during the development stage	(1,587,057)	(1,581,112)

Total Stockholders' Deficit	(88,012)	(82,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,606	$3,094

UPLIFT NUTRITION, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on March 7,
	For the Three Months Ended		2005 Through
	March 31,		March 31,
	2014	2013	2014

NET REVENUES	$-	$17	$29,137

OPERATING EXPENSES

Cost of sales	-	7	83,028
Marketing	-	843	212,953
Legal and professional fees	3,436	1,910	659,270
Other general and administrative	895	2,990	289,693
Salaries and wages	-	-	215,250
Provision for non-collectible receivables	-	-	12,480

Total Operating Expenses	4,331	5,750	1,472,674

LOSS FROM OPERATIONS	(4,331)	(5,733)	(1,443,537)

OTHER INCOME

Loss on impairment	-	-	(1,711)
Other income	-	-	2,591
Loss on disposal of assets	-	-	(1,764)
Interest expense - related party	(1,614)	(340)	(142,636)

Total Other Income (Expense)	(1,614)	(340)	(143,520)

LOSS BEFORE INCOME TAXES	(5,945)	(6,073)	(1,587,057)

Income Taxes	-	-	-

NET LOSS	$(5,945)	$(6,073)	$(1,587,057)

LOSS PER SHARE OF
COMMON STOCK	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES
OUTSTANDING	13,801,486	13,692,597

UPLIFT NUTRITION, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		2005 Through
	March 31,		March 31,
	2014	2013	2014

OPERATING ACTIVITIES
Net loss	$(5,945)	$(6,073)	$(1,587,057)
Adjustments to reconcile net loss
to net cash flows from operating activities:
Depreciation and amortization	-	230	28,617
Recovery of contingency accrual	-	-	7,826
Provision for accounts receivable	-	-	12,480
Stock issued for services	840	-	558,590
Loss on disposal of website	-	-	1,764
Inventory obsolescence	-	-	11,234
Loss on impairment	-	-	1,711
Changes in operating assets and liabilities
Inventory	(407)	503	(11,754)
Accounts receivable	-	-	(12,480)
Accounts payable	3,003	(527)	(4,395)
Accrued interest – related party	1,614	286	140,241

Net Cash Used in Operating Activities	(895)	(5,581)	(853,223)

INVESTING ACTIVITIES
Purchases of fixed assets	-	-	(3,296)
Payments for website development	-	-	(23,061)
Payments for indefinite-life intangible assets	-	-	(5,735)

Net Cash Used in Investing Activities	-	-	(32,092)

FINANCING ACTIVITIES
Bank overdraft	-	1,081	-
Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,441
Net advances from shareholders	-	4,500	843,960

Net Cash Provided by Financing Activities	-	5,581	887,401

NET DECREASE IN CASH	(895)	-	2,086

CASH AT BEGINNING OF PERIOD	2,981	-	-

CASH AT END OF PERIOD	$2,086	$-	$2,086

SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES:

Stock issued for conversion of debt	$-	$-	$897,384

UPLIFT NUTRITION, INC.

 (A Development Stage Company)

Notes to the Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,587,057 from March 7, 2005 (inception) through March 31, 2014 including a loss of $5,945 for the three months ended March 31, 2014. The Company has recognized minimal revenue during its developmental stage (from March 7, 2005 (inception) through March 31, 2014), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

Inventory

In accordance with ASC 330, the Company’s inventories are recorded at the lower of cost or market. As of March 31, 2014 the Company’s inventory, comprised exclusively of finished goods was $520 compared to $113 on December 31, 2013.

NOTE 5 – RELATED PARTY TRANSACTIONS

A shareholder of the Company made multiple advances to the Company beginning in the 2008 fiscal year and continuing through March 31, 2014.  The aggregate total of these advances (net of repayments) was $81,811 on March 31, 2014 and December 31, 2013. The advances are unsecured, accrue interest at an annual rate of eight percent and are payable on demand. As of March 31, 2014 and December 31, 2013, the Company has accrued interest due on these notes in the amounts of $5,006 and $3,392, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of Trademark application costs totaling $6,593 as of March 31, 2014 relating to nutritional supplements sold under the Active Uplift™ label.  These intangibles are amortized on a straight line basis over their estimated useful life of 10 years.  Accumulated amortization at March 31, 2014 was $6,593.

NOTE 7 – STOCKHOLDERS’ EQUITY

On February 11, 2014 the Company issued 200,000 shares of common stock to an unrelated third party for services rendered.  The shares were valued at $0.0042 per share, resulting in an aggregate expense of $840.

As of March 31, 2014 and December 31, 2013, the Company had 13,892,597 and 13,692,597 shares respectively, of $0.001 par value common stock issued and outstanding and an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc.

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the periods ended March 31, 2014 and December 31, 2013.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of our accompanying balance sheets through the date the financial statement were filed.  The Company has not identified any material subsequent events requiring adjustment to our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Our principal business plan up to and through the end of the third quarter of 2012 had been to promote, market and sell our energy spray All Day Energy Spray® through the active websites we have mentioned throughout this document but, during the last quarter of 2012, management modified our marketing strategy, rebuilt our www.upliftnutrition.com website, and entered into a marketing agreement to sell two new products called “Tonify” and “X-Mint” through our updated website. Because of our change in direction in late 2012, we shut down our two other major websites, namely, www.alldayenergyspray.com and upliftenergy.com so we could concentrate all of our marketing and sales efforts on our one principal website.

As a result of winding down our marketing efforts with respect to Active UpLift® and All Day Energy Spray®, we had less than anticipated sales and gross revenue on these two products through the end of this quarter.

In addition to the foregoing, we look forward to marketing Tonify and X-Mint, two new products we just began marketing a little over a year ago.  “Tonify” is a raspberry keytone chewing gum designed to burn fat.  We also began marketing a product called “XMint,” a male enhancement chewing gum.

Since our last report, the manufacturer of Tonify and XMint have temporarily suspended manufacturing both products to do re-formulation so the products will hold their flavor longer and not have a particular aftertaste that some users were experiencing.  This re-formulation is now completed and the new production runs should now be underway. We expect to receive our order from the manufacturer before the end of June and re-commence the marketing of both products.

Also, on March 21, 2014, we entered into a non-exclusive dealer agreement with Nylasan, LLC, a Utah based company, to market one of their newly developed products called “Gray to Great.”  This product is an all-natural anti-graying formula that will restore graying hair on both males and females to its natural color.  This product has been used by individuals who have reported back to the manufacturer that, with-in 60 to 90 days, they have seen a distinct reduction in the gray color of their hair, back to a more natural color.

Nylassan, LLC has been in the natural healthy supplemental business for over 3 years and has been actively marketing its other related products to distributors since inception.  Many of its products have been formulated as gum that a user can chew during the day and get the same effect.  “Gray to Great” is a product that has been developed in pill form and should be taken at least twice daily up to as many as three doses per day.  They are actively pursuing other distributor agreements throughout the country to get as much of their products on the market as possible.  One positive aspect of this is that Nylasan is less than 50 miles from our location, so it will be easy to obtain more products to distribute as we need it.  It also allows us take closer look at other Nylasan products that we might want to add to our marketing program.

The non-exclusive agreement allows Nylasan the ability to add markets to their products as fast as possible and allows us the time we need to get up and running with our marketing.

Nylasan allowed a person known to Uplift to test “Gray to Great” for approximately 5 months.  As stated in the instructions, it took about 60 days for anyone to start seeing a distinct color change in the gray hair but after that, the results were very quick.  During that complete period, he was taking an average of 21/2 pills per day and after about 60 days, showed almost weekly color change with the gray in his hair.  At the end of the 5 month test period, at least 75% of the gray in his hair, beard and body had returned to its natural color.

The product sells at the retail level at $9.95 per 60 pills, which would normally last for up to 1 month.  The suggested retail price is very competitive with topical anti-gray products that are currently sold on the market today.  Unlike some topical anti gray products, this product is all natural, and taken into the body to naturally change the hair color.

Since “Gray to Great” is an ingested product, we have been assured from Nylasan that it has products liability insurance on the product covers any liability to Nylasan distributors, including a provision commitment to defend litigation.

We are excited to have been able to add this new product to our product sales line.  See our website, www.upliftnutritioninc.com.  See also our Annual Report filed recently on Form 10-K.

Our Website

During the last quarter of 2012, we started the redesign of our principal UpLift website.  We also shut down or discontinued our former websites, www.epigaia.com, www.alldayenergyspray.com, and www.upliftenergy.com in favor of just the one website.  During the quarter, we spent considerable time and energy revamping and modernizing www.upliftnutritioninc.com  and strongly encourage any investor or interested person to visit this website.  The total costs of renovating the website were $280.

Inventory

We no longer carry inventory of Active UpLift® and All Day Energy Spray®.  We do maintain limited inventory of Tonify and X-Mint.

As of March 31, 2014, we had 67 packets of Tonify and 9 packets of X-Mint on hand and also, 100 bottles of our newest product, “Gray to Great” in inventory.  Although we have never had a problem obtaining these products in inventory, with the shutdown of manufacturing to re-formulate for better, longer term flavor, Tonify and X-Mint’s manufacturer has not been able to supply us with orders we placed earlier in the quarter.

We are NOT Dependent on One Supplier for Our Potential Success

With regard to Tonify and X-Mint, and ignoring the recent delay with the re-formulation mentioned above, we are not dependent on any one supplier for our ability to receive and inventory product.  We can get product from the manufacturer directly or from other distributors that we know.  With regard to our newest product, its particular manufacturer has over 3,000 bottles of “Gray to Great” on hand and can mix and process a new supply almost immediately, as our inventory dwindles.

Our Business Plan over the Ensuing Year

As a result of the recession and people tightening their belts and not spending as much money, we had a difficult time generating sales in the past for our principal products Active UpLift® and All Day Energy Spray.  As a result, and as stated above, we decided to suspend all advertising on those two products and cease selling them by the end of 2012.  And, starting at that time, and as further disclosed in more detail in our Annual Report on Form 10-K that we recently filed, we have added 2 new products to sell as a broker and during the first quarter 2014, the Company has added “Gray to Great”, our third product.  To accomplish this, we have completely updated and expanded our existing website, and have shut down the other two websites leaving www.upliftnutritioninc.com as the only website available for advertising, marketing and sales.

We are reasonably confident that our new marketing efforts related to Tonify and X-Mint and now “Gray to Great” will be successful but this remains to be seen.

Because we are no longer marketing our principal energy drink products and we have embarked on marketing two entirely new products, we do not believe that comparing cost of goods sold and other comparisons for the same periods in 2014 and 2013 is particularly relevant or meaningful.

Our marketing expenses for the quarter ended March 31, 2014 were $-0- compared to $843 for the quarter ended March 31, 2013.  The decrease is due to the renovation of the website that took place during the prior year.  No such renovations were needed this quarter.

Consulting and professional fees were $3,436 for the quarter ended March 31, 2014, compared to $1,910 during the quarter ended March 31, 2013.  The increase is a result of new management and the timing of services performed by outside professionals.

General and administrative expenses were $895 for the first quarter ended March 31, 2014 compared to $2,990 for the first quarter ended March 31, 2013.  No major change was expected in general and administrative expenses.

Liquidity and Capital Requirements

As of our first quarter of 2014 ended March 31, 2014, we had $ 2,086 in cash in our bank account.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital has historically been provided by our majority shareholder. Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe that it likely that our agreement with our majority shareholder, H. Deworth Williams, would be modified to require such. Mr. Williams’ loans are considered or designated by us as "advances" inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest or keep track of what it is, at present, we have no way of paying any interest payments to Mr. Williams.  As of our quarter end and given the debt during the last 2 fiscal years that we converted to common stock, we have accrued $5,006 in interest due and owing to Mr. Williams, our convertible note holder.  In the event we modify our oral agreement in the future with him so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Williams would not agree to such a modification unless we were profitable and could afford to make such interest payments.

We hope to be able to satisfy our cash requirements for at least the next 18 months in that our majority shareholder has committed himself to advancing what funds are necessary for us to satisfy all of our cash requirements and otherwise keep us current in our 1934 Exchange Act reporting obligations for at least the ensuing year.  Our majority shareholder lacks the capital and resources to fund advertising campaign, particularly given that we have come to realize how expensive such an endeavor really is.

We believe that an 18-month period is consistent with the disclosure in our PLAN OF OPERATION described below in that we believe that within that time, we should be able to successfully carry out our business plan if we can find sufficient advertising capital on acceptable terms.  If a determination is made by management within the next year that we will NOT be successful and that our business plan is or will be a failure for reasons which we can only imagine, our majority shareholder will likely elect not to advance us any more funds.  See the section titled "PLAN OF OPERATION" below.  Having said this, we are unable to guarantee that at the expiration of 18 months from now, and assuming that our business plan is NOT by then successful, that our majority shareholder will continue to advance us sufficient money to allow us to continue in our reporting obligations.  We do not mean to imply, however, that our majority shareholder will NOT continue to advance us funds beyond the next 18 months or 2 years, particularly if it appears that we will indeed be able to successfully carry out our business plan if we continue beyond the year.  If our majority shareholder does not desire to loan or advance us sufficient funds to continue for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.  It is possible, however, that we would consider a private placement of our shares, the form of which we also cannot predict at this time.

Our Budget over the Next 12 Months

Due to our lack of working capital necessary to generate a serious and aggressive advertising campaign, we are unable at this time to devise or project an advertising budget for 2014.  Assuming that we do not obtain sufficient working capital during the year to embark on an extensive advertising campaign, what capital we have or what advances we will obtain from our majority shareholder will be used, during 2014, to keep us current in our reporting obligations and to pay attorneys, accountants and auditors.

For information on the cost of manufacturing and packaging our product, reference is made to our PLAN OF OPERATION section below.

Contingency Planning

Any funding for emergencies is anticipated to be advanced by our majority shareholder, assuming that he has the available funds to do so and desires to do so.

Off-Balance Sheet Arrangements

None; not applicable

Effect of Current Economic Conditions

Obviously, current economic conditions, including the recent hikes in the price of oil, are hurting all businesses, not to mention retail outlets and retail sales overall.  Most Americans are not spending money today like they have prior to 2007.  Since much of the effects of the Great Recession have only become apparent in about 2009, we are not in a position at this time to predict the recession’s effects on our overall business plan and plan of operation, not to mention 2014 sales.  No retail company that we know of is making any such predictions.  We suspect that sales in 2014 will be slower than they might otherwise be, simply because that is what is happening to everyone else.  It is also our belief that Tonify and X-Mint are considered ‘boutique’ products that will sell well as long as the economy does well and the public has extra expendable or disposable income.  Although we are experiencing some sales, the continuing current recession may likely have a negative effect on future sales.  We also believe that the particular market for Tonify and X-Mint is considered an ‘impulse’ market.

PLAN OF OPERATION

As stated in Items 1 and the beginning of Item 7 above, our principal business plan up to and through the end of the last quarter of 2012 had been to promote, market and sell our energy spray All Day Energy Spray® through the active websites we have mentioned throughout this document but after late 2012, management modified our marketing strategy, rebuilt our www.upliftnutritioninc.com website, and entered into a marketing agreement to sell two new products called “Tonify” and “X-Mint” through our updated website.  We have also added a third new product, “Gray to Great,” and are now in process of adding this product  to our website as well.  Because of our change in direction, we shut down our two other major websites, namely, www.alldayenergyspray.com and upliftenergy.com so we could concentrate all of our marketing and sales efforts on our one principal website.

Shipping of Our Two New Products

All three of our products, Tonify and X-Mint, and now “Gray to Great” are packaged in DVD-sized containers and light weight bottles which are light weight and inexpensive to ship through the US Postal Service or one of the private shipping services.  We pass this cost on to the customer.

Inventory

As of December 31, 2013, all previously held drink inventory was written off due to obsolescence and because of the change in product line and distribution.  Also, over a year ago, the remaining inventory of All Day Energy Spray® became obsolete, which means that we no longer sell All Day Energy Spray®.  Back then, approximately $12,524 in raw materials and $9,686 in finished goods were written off as an inventory adjustment and are included in cost of sales on our Statement of Operations.  As stated in the beginning of Item 1 above, we have phased out the sale of Active UpLift® and All Day Energy Spray®.  We do not intend to mix any more of these products.

Our Current On-Line Marketing/Advertising Strategy

As disclosed above, we changed marketing directions starting in 2013 and have decided to concentrate our marketing efforts on Tonify and X-Mint.  In this regard, we are concentrating our new and current marketing efforts on keeping our current revamped website updated and fully functional. Through these efforts, we have started, or plan to start, a marketing effort on various popular and more significant search engines.

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

(2) through advertising on other health and nutrition websites (to the extent advertising capital is available for such purposes);

(3) through ads placed in various health and nutrition food magazines such as Healing Lifestyles & Spas, Shape, Prevention, and Woman’s Day (to the extent advertising capital is available for such purposes);

(4) through attendance at health and nutrition tradeshows and expos across the country;

(5) through contacting and then supplying retail food stores across the country, including health food stores, with our product, either on consignment basis or, on a high volume discounted basis for which they will hopefully pay us in advance; and

(6)  through the giving of product demonstrations in store locations and even malls.

Obligation of Our Principal Shareholder to Finance Us in Our Reporting Obligations

As stated elsewhere in this document, our principal shareholder, H. Deworth Williams, intends to provide us with sufficient funding, over at least the next year and perhaps 18 months, to keep us current in our SEC reporting obligations.  This does NOT include advancing us the funds necessary to embark on a national advertising campaign.  The only caveat with regard to this commitment is if it is determined by us and our majority shareholder within the next year or 18 months that our business plan will NOT work and cannot succeed.  If that occurs, and we can make no prediction about whether it will occur or not, our majority shareholder may elect to cease further funding us.  We have NOT entered into any formal, written agreement with him that contractually binds or obligates him, in writing, to fund us for the next 18 months, though we consider this commitment on his part to be a legal obligation upon which we and our shareholders have, up until now, been able to rely.  Having said this, we will nonetheless be required to continue to evaluate our business plan.  At the expiration of one year or 18 months and assuming that we have not been able to obtain the needed capital to expend on advertising, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Mr. Williams will then have to evaluate whether, and to what extent, he wants to continue to fund our continued existence as a fully reporting company.  During our first quarter ended March 31, 2014, Mr. Williams advanced us a total of approximately $-0-.  This figure is disclosed as “stockholder advances” on our balance sheet as a liability, along with previous cumulative debt owed to Uplift Holdings, his predecessor.  This results in a total balance due of $81,811 over a several year period.  See our financial statements above.  This debt is represented by a Convertible Note, a note that can convert such debt to common stock at Mr. Williams’ discretion.

Selected Financial Data

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful.  Reference is made to Part I above and our audited financial statements included in Part F/S of our 2013 Annual Report on Form 10-K recently filed on Edgar.  Reference is also made to the subsection above titled “Liquidity and Capital Requirements.”  We are still a development stage company and due to current economic conditions and the fact that we have only begun to market 2 new products, we have only generated or realized nominal revenues from our operations through the end of our first quarter of 2014.  Our lack of substantial revenue and sales is currently a result of Mr. Williams only recently obtaining shareholder voting control of us and our not yet having established normalized operations that would generate significant revenue or establish a pattern of expenditures that correlate with revenue.  Having said this, a substantial amount of funds has been invested in us since 2007 by Mr. Williams’ predecessor, Uplift Holdings, LLC.

Employees, Experts, Consultants and Advisors

Currently, we have no employees.  Employees are not necessary at this stage of our development.  Our officers and directors are performing daily duties as needed.  We only intend to hire employees if and when the need develops.  Currently, there is no such need in management’s opinion.

Our directors and officers do not typically receive any remuneration for their services nor are they accruing earned compensation.  We might, however, approve the issuance of stock from time to time as a bonus for work that has been performed.  For example, Mr. Lewis, our Chairman of the Board, CEO, CFO and COO, was awarded 200,000 “restricted shares” in February for substantial services that he rendered in the past.  See Item 2 of Part II below disclosing the same

In implementing our business plan, we are holding expenses to a minimum and we plan to obtain expert and other services on a contingency basis if and when needed.  Until now when we need advertising capital, we have not had a particular or specific need for any outside experts, advisors or consultants.  If we engage outside advisors or consultants for any particular purpose, we will have to make a determination as to how such persons will be compensated.  So far, we have NOT made any arrangements or definitive agreements as yet to use outside experts, advisors or consultants for any reason.  This is because, so far, we have not needed to.  We do have a website technician whom we have hired to, among other things, enhance our html source or description codes, namely, Keywords, on our website so that information is more easily susceptible to Yahoo! and Google’s search "crawler" or “spider.”

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control over Financial Reporting

In response to management’s assessment as of March 31, 2014 and also due to material weaknesses found in past annual reports, the Company and management have implemented the following changes to internal control over financial reporting and believe that these additional controls will mitigate future breakdowns in internal control.  Having come under new ownership and residing or being located in a different office than we have been with different personnel, some of whom are more skilled in accounting and accounting procedures, we believe our internal controls over financial reporting in the future will be considerably better than in years past.  We have also implemented more post-closing procedures and reconciliation to meet compliance requirements.  We believe that these additional procedures has helped, and will help, to better address and mitigate those deficiencies noted in prior Company reports on Edgar.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 11, 2014, the Board of Directors authorized the issuance of 200,000 “restricted” shares to our principal officer and director, Gary C. Lewis, for services rendered.  This has increased our total number of issued and outstanding common capital shares by 200,000 since the number reported in our Annual Report on Form 10-K.  In issuing the stock to Mr. Lewis, we relied on the Section 4(2) exemption from federal registration and the Utah state counterpart to the private offering exemption.

Item  3.  Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None; not applicable.

Item 5. Other information

Our stock trades on the OTC Bulletin Board under the symbol UPNT.OB.

On December 20, 2013, just before the commencement of the quarter, we entered into a dealer agreement with Shanin Rapp, an individual who resides in Salt Lake City, to market all products offered by us.

By unanimous Board resolution on February 11, 2014, our Board designated Gary C. Lewis as our President and Chairman of the Board and Jessica Stone as our Secretary/Treasurer and a director.  Rachel Winn and Geoff Lewis serve as directors but not officers of the Company.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31     302 Certification of Gary C. Lewis

32     906 Certification

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLIFT NUTRITION, INC. (Issuer)

Date:	May 12, 2014	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 12, 2014	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Date:	May 12, 2014	/s/Gary C. Lewis
Gary C. Lewis Chairman of the Board