Form 10-K/A
period 2013-12-31
Uplift Nutrition, Inc.
filed 2014-07-24
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ] No [X]

REASON FOR FILING THIS AMENDED ANNUAL REPORT ON FORM 10-K/A

We hereby amend our earlier-filed Form 10-K to include, in Item 8 thereof, a revised auditor opinion from our current auditors that specifically describes the financial statements which they audited and in which we have labeled the cumulative periods in each applicable financial statement as unaudited.  We have also attached an audit report from our prior auditors expressing an opinion for the periods they audited.  The two audit reports combine to express an opinion upon all of the fiscal periods presented in this amended 10-K/A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

We have audited the accompanying balance sheet of  (the Company) as of  and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of  as of , and the results of their operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Uplift Nutrition, Inc. (A Development Stage Company)

Sandy, Utah

We have audited the accompanying balance sheet of Uplift Nutrition, Inc. (a development stage company) as of December 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from inception on March 5, 2005  through December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uplift Nutrition, Inc. (a development stage company) as of December 31, 2012 and the results of its operations and cash flows for the year ended December 31, 2012 and for the period from inception on March 5, 2005 through December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

April 3, 2013

UPLIFT NUTRITION, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31, 2013	December 31, 2012

CURRENT ASSETS

Cash	$2,981	$-
Inventory	113	736

Total Current Assets	3,094	736

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS

Patents, net	-	2,620

Total Other Assets	-	2,620

TOTAL ASSETS	$3,094	$3,356

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$798	$17,829
Bank overdraft	-	300
Accrued interest payable - related party	3,392	227
Stockholder advances	81,811	13,700

Total Current Liabilities	86,001	32,056

TOTAL LIABILITIES	86,001	32,056

STOCKHOLDERS' DEFICIT

Preferred shares, $0.001 par value; 10,000,000 authorized, no shares issued and outstanding	-	-

Common stock, $0.001 par value; 100,000,000 shares authorized, 13,692,597 shares issued and outstanding	13,693	13,693
Additional paid-in capital	1,484,512	1,484,512
Deficit accumulated during the development stage	(1,581,112)	(1,526,905)

Total Stockholders' Deficit	(82,907)	(28,700)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,094	$3,356

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
Statements of Operations

	For the Years Ended December 31, 2013	For the Years Ended December 31, 2012	From Inception on March 7, 2005 Through December 31, 2013
			(unaudited)

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
			(unaudited)

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

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “ Fair Value Measurements. ”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following Exhibits are filed as a part of this amended Annual Report on Form 10–K/A :

Exhibit Number	Description
23.1	Consent of Douglas W. Morrill, CPA
31	Sarbanes-Oxley Section 302 Certification
32	Sarbanes-Oxley Section 906 Certification

* Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to the foregoing Exhibits.

SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, UPLIFT NUTRITION, INC., has duly caused this Annual Report on Form 10-K/A for its fiscal year ended December 31, 2013, to be signed on its behalf by the undersigned, thereunto duly authorized.

UPLIFT NUTRITION, INC., Issuer

Date:	July 23, 2014	By:	/s/Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer

Date:	July 23, 2014	By:	/s/ Gary C. Lewis
Gary C. Lewis
Chairman of the Board