Form 10-K/A
period 2013-12-31
Uplift Nutrition, Inc.
filed 2014-08-08
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A #2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ] No [X]

REASON FOR FILING THIS AMENDED ANNUAL REPORT ON FORM 10-K/A

We hereby amend our earlier-filed Form 10-K #2 to correct for an inadvertent issue caused during the Edgar process which resulted in information missing on page 3 of the document.  No other changes have been made.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Uplift Nutrition, Inc.  as of December 31, 2013, and the results of their operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

UPLIFT NUTRITION, INC., Issuer

Date:	August 8, 2014	By:	/s/Gary C. Lewis
Gary C. Lewis
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer

Date:	August 8, 2014	By:	/s/ Gary C. Lewis
Gary C. Lewis
Chairman of the Board