Form 10-Q
period 2014-06-30
Uplift Nutrition, Inc.
filed 2014-08-19
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the second quarter ended June 30, 2014

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

Yes [X]   No [   ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 18, 2014
Common Capital Voting Stock, $0.001 par value per share	13,892,597 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS

Cash	$635	$2,981
Inventory	-	113

Total Current Assets	635	3,094

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS

Patents, net	-	-

Total Other Assets	-	-

TOTAL ASSETS	$635	$3,094

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,718	$798
Deferred income	159	-
Accrued interest payable - related party	6,725	3,392
Shareholder advances	88,961	81,811
Total Current Liabilities	97,562	86,001

TOTAL LIABILITIES	97,563	86,001

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized,
13,892,597 and 13,692,597 shares issued and outstanding
as of June 30, 2014 and December 31, 2013 respectively	13,893	13,693
Additional paid-in capital	1,485,152	1,484,512
Deficit accumulated during the development stage	(1,595,973)	(1,581,112)

Total Stockholders' Deficit	(96,928)	(82,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$635	$3,094

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on March 7,
	For the Three Months Ended		For the Six Months Ended		2005 Through
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014

NET REVENUES	$1,397	$-	$1,397	$17	$30,534

OPERATING EXPENSES

Cost of sales	979	-	979	7	84,007
Marketing	-	253	-	1,096	212,953
Legal and professional fees	7,536	20,188	10,972	22,098	666,806
Other general and administrative	79	2,286	974	5,276	289,772
Salaries and wages	-	-	-	-	215,250
Provision for non-collectible receivables	-	-	-	-	12,480

Total Operating Expenses	8,594	22,727	12,925	28,477	1,481,268

LOSS FROM OPERATIONS	(7,197)	(22,727)	(11,528)	(28,460)	(1,450,734)

OTHER INCOME (EXPENSES)

Loss on impairment		-	-	-	(1,711)
Other income	-	-	-	-	2,591
Loss on disposal of assets	-	-	-	-	(1,764)
Interest expense - related party	(1,719)	(543)	(3,333)	(883)	(144,355)

Total Other Income (Expense)	(1,719)	(543)	(3,333)	(883)	(145,239)
	-	-	-		-
LOSS BEFORE INCOME TAXES	(8,916)	(23,270)	(14,861)	(29,343)	(1,595,973)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET (LOSS)	$(8,916)	$(23,270)	$(14,861)	$(29,343)	$(1,595,973)

COMMON STOCK	$0.00	$0.00	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	13,892,597	13,692,597	13,847,293	13,692,597

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on March 7,
	For the Six Months Ended		2005 Through
	June		June
	2014	2013	2014

OPERATING ACTIVITIES

Net loss	$(14,861)	$(29,343)	$(1,595,973)
Adjustments to reconcile net loss
to net cash flows from operating activities:
Depreciation and amortization	-	458	28,617
Recovery of contingency accrual	-	-	7,826
Provision for accounts receivable	-	-	12,480
Stock issued for services	840	-	558,590
Loss on disposal of website	-	-	1,764
Inventory obsolescence	-	-	11,234
Loss on impairment	-	-	1,711
Changes in operating assets and liabilities			-
Inventory	113	537	(11,234)
Accounts receivable	-	-	(12,480)
Deferred income	159	-	159
Accounts payable	920	15,735	(6,478)
Accrued interest – related party	3,333	721	141,960
Net Cash Used in Operating Activities	(9,496)	(11,892)	(861,824)

INVESTING ACTIVITIES
Purchases of fixed assets	-	-	(3,296)
Payments for website development	-	-	(23,061)
Payments for indefinite-life intangible assets	-	-	(5,735)
Net Cash Used in Investing Activities	-	-	(32,092)

FINANCING ACTIVITIES
Bank overdraft	-	143	-
Proceeds from issuance of common stock	-	-	1,000
Shareholder contributions	-	-	42,441
Net advances from shareholders	7,150	11,749	851,110
Net Cash Provided by Financing Activities	7,150	11,892	894,551

NET DECREASE IN CASH	(2,346)	-	635

CASH AT BEGINNING OF PERIOD	2,981	-	-

CASH AT END OF PERIOD	$635	$-	$635

SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES:

Stock issued for conversion of debt	$-	$-	$897,384

UPLIFT NUTRITION, INC.

 (A Development Stage Company)

Notes to the Financial Statements

June 30, 2014 and December 31, 2013

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,595,973 from March 7, 2005 (inception) through June 30, 2014 including a loss of $14,861 for the six months ended June 30, 2014. The Company has recognized minimal revenue during its developmental stage (from March 7, 2005 (inception) through June 30, 2014), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

A shareholder of the Company made multiple advances to the Company beginning in the 2008 fiscal year and continuing through June 30, 2014.  The aggregate total of these advances (net of repayments) was $88,961 on June 30, 2014 and $81,811 on December 31, 2013. The advances are unsecured, accrue interest at an annual rate of eight percent and are payable on demand. As of June 30, 2014 and December 31, 2013, the Company has accrued interest due on these notes in the amounts of $6,725 and $3,392, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of Trademark application costs totaling $6,593 as of June 30, 2014 relating to nutritional supplements sold under the Active Uplift™ label.  These intangibles are amortized on a straight line basis over their estimated useful life of 10 years.  Accumulated amortization at June 30, 2014 was $6,593.

NOTE 7 – STOCKHOLDERS’ EQUITY

On February 11, 2014 the Company issued 200,000 shares of common stock to an unrelated third party for services rendered.  The shares were valued at $0.0042 per share, resulting in an aggregate expense of $840.

As of June 30, 2014 and December 31, 2013, the Company had 13,892,597 and 13,692,597 shares respectively, of $0.001 par value common stock issued and outstanding and an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc.

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the periods ended June 30, 2014 and December 31, 2013.

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

Our Website.

During the last quarter of 2012, we started the redesign of our principal UpLift website.  We also shut down or discontinued our former websites, www.epigaia.com, www.alldayenergyspray.com, and www.upliftenergy.com in favor of just the one website.  During the quarter, we spent considerable time and energy revamping and modernizing www.upliftnutritioninc.com  and strongly encourage any investor or interested person to visit this website

Inventory.

We no longer carry inventory of Active UpLift® and All Day Energy Spray®.  We do normally maintain limited inventory of Tonify and X-Mint.

As of June 30, 2014, we had no packets of Tonify or X-Mint in inventory.  We do not have a problem obtaining these products as required to fulfill orders.

We are NOT Dependent on One Supplier for Our Potential Success.

With regard to Tonify and X-Mint, we are not dependent on any one supplier for our ability to receive and inventory product.  We can get product from the manufacturer director or from other distributors that we know.

Our Business Plan over the Ensuing Year.

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

We are reasonably confident that our new marketing efforts related to Tonify and X-Mint will be successful but this remains to be seen.

Because we are no longer marketing our principal energy drink products and we have embarked on marketing two entirely new products, we do not believe that comparing cost of goods sold and other comparisons for the same periods in 2014 and 2013 is particularly relevant or meaningful.

Our marketing expenses for the three and six month periods ended June 30, 2014 were $-0- compared to the comparable periods ended June 30, 2013 which included expenses of $253 and $1,096.  During the previous year, we renovated our website, but have made no further improvements during the most recent period.

Consulting and professional fees for the three and six-month periods ended June 30, 2014 were $7,536 and $10,972 compared to fees of $20,188 and $22,098 incurred during the comparable periods ended June 30, 2013.  The increase is a result of new management and also the timing of services performed by outside professionals.

General and administrative expenses were $79 and $974 for the three and six month periods ended June 30, 2014 compared to $2,286 and $5,276 for comparable periods ended June 30, 2013.  The decrease is a result of fewer sales during these periods and a reduction in overall expenses.

Liquidity and Capital Requirements

As of our second quarter of 2014 ended June 30, 2014, we had $635 in cash in our bank account.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital has historically been provided by our majority shareholder. Though we are accruing 8% interest per annum on the historical amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe that it likely that our agreement with our majority shareholder, H. Deworth Williams, would be modified to require such. Mr. Williams’ loans are considered or designated by us as "advances" inasmuch as they do not require that we pay interest payments unless demand is made to do so.  They are also subject of an open-ended Convertible Note.  While we accrue interest or keep track of what it is, at present, we have no way of paying any interest payments to Mr. Williams.  As of our quarter-end and given the debt during the last 2 fiscal years that we converted to common stock, we have accrued $6,725 in interest due and owing to Mr. Williams, our convertible note holder.  In the event we modify our oral agreement in the future with him so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Williams would not agree to such a modification unless we were profitable and could afford to make such interest payments.

We hope to be able to satisfy our cash requirements for at least the next 18 months in that our majority shareholder has committed himself to advancing what funds are necessary for us to satisfy all of our cash requirements and otherwise keep us current in our 1934 Exchange Act reporting obligations for at least the ensuing year.  Our majority shareholder lacks the capital and resources to fund an advertising campaign, based upon the investigation we have done to determine how expensive such an endeavor would be.

We believe that an 18-month period is consistent with the disclosure in our PLAN OF OPERATION described below in that we believe that within that time, we should be able to successfully carry out our business plan if we can find sufficient advertising capital on acceptable terms.  If a determination is made by management within the next year that we will NOT be successful and that our business plan is or will be a failure, our majority shareholder will likely elect not to advance us any more funds.  See the section titled "PLAN OF OPERATION" below.  Having said this, we are unable to guarantee that at the expiration of 18 months from now, and assuming that our business plan is NOT by then successful, that our majority shareholder will continue to advance us sufficient money to allow us to continue in our reporting obligations.  Our majority shareholder may continue to advance us funds beyond the next 18 months, particularly if it appears that we will indeed be able to successfully carry out our business plan.  Should the majority shareholder not desire to loan or advance us sufficient funds to continue, we may be required to look at other business opportunities, the form of which we cannot predict at this time.  One possibility to fund continuing operations, however, would be a private placement of our shares, the form of which we cannot predict at this time.

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

Off-Balance Sheet Arrangements.

None; not applicable.

Effect of Current Economic Conditions.

Current economic conditions, including the current price of oil and the sluggish recovery from the recession, are hurting most retail businesses.  American consumers have not returned to the level of spending that existed prior to 2007.  Based upon the general uncertainty over the nascent recovery and the specific concerns outlined above regarding our marketing efforts, we are unable to project or estimate the growth of our business during the balance of this and the next year.   It is also our belief that Tonify and X-Mint will be considered ‘boutique’ products that will sell well if the retail economy continues to improve fueled by improving levels of disposable income.

PLAN OF OPERATION

As stated in Items 1 and the beginning of Item 7 above, our principal business plan up to and through the end of the last quarter of 2012 had been to promote, market and sell our energy spray All Day Energy Spray® through the active websites we have mentioned throughout this document.  Following 2012, management modified our marketing strategy, rebuilt our www.upliftnutritioninc.com website, and entered into a marketing agreement to sell two new products called “Tonify” and “X-Mint” through our updated website.  Because of our change in direction, we shut down our two other major websites, namely, www.alldayenergyspray.com and upliftenergy.com so we could concentrate all of our marketing and sales efforts on our one principal website.

Shipping of Our Two New Products.

Both Tonify and X-Mint are packaged in DVD-sized containers which are light weight and inexpensive to ship through the US Postal Service or one of the private shipping services.  We pass this cost on to the customer.

Inventory

As of December 31, 2013, all previously held drink inventory was written off due to obsolescence and because of the change in product line and distribution.  Also, over a year ago, the remaining inventory of All Day Energy Spray® became obsolete, which means that we no longer sell All Day Energy Spray®.  At that time, approximately $12,524 in raw materials and $9,686 in finished goods were written off as an inventory adjustment and are included in cost of sales on our Statement of Operations.   We do not intend to mix any more of these products.

Our Current On-Line Marketing/Advertising Strategy

We changed marketing directions starting in 2013 and are concentrating our marketing efforts on Tonify and X-Mint.  Our marketing efforts are currently focused upon keeping our revamped website updated and fully functional.  We plan to start, a marketing effort on various search engines.

In order for our Internet/eCommerce business to succeed, we additionally plan, on an on-going basis, to:

-- make significant investments in our Internet/eCommerce business, including upgrading our website as it becomes necessary;

-- get other food and nutrition websites to link to ours;

-- significantly increase online traffic and sales volume;

-- attract and retain a loyal base of frequent visitors to our website providing us feedback about our product;

-- expand the products and services offered on our website;

-- respond to competitive developments and maintain our distinct brand identity;

-- form and maintain relationships with strategic partners, including retail food stores and outlets;

-- provide quality customer service, and;

-- Develop and upgrade our services and technologies.

We Intend to Pursue Additional Marketing Ideas and Avenues on an On-Going Basis.

Marketing ideas planned for implementation if capital can be obtained (either through operations or investment), designed to promote both our products and website:

(1) reciprocal links with other websites;

(2) advertising on other health and nutrition websites;

(3) through ads placed in various health and nutrition food magazines such as Healing Lifestyles & Spas, Shape, Prevention, and Woman’s Day;

(4) attending health and nutrition tradeshows and expos;

(5) contacting and supplying retail food stores across the country (including health food stores) with our product, either on consignment basis or providing a high volume discount to encourage early payment; and

(6)  giving product demonstrations in store locations and malls.

Obligation of Our Principal Shareholder to Finance Us in Our Reporting Obligations

Our principal shareholder, H. Deworth Williams, intends to provide sufficient funding, over at least the next 18 months, to allow us to meet our SEC reporting obligations.  This does NOT include advancing us the funds necessary to embark on a national advertising campaign.  The funding commitment will continue for the next 18 months conditioned upon our majority shareholder agreeing that the efforts of management are consistent with the eventual success of the operations discussed above.

We can make no prediction about whether it will occur.  Our majority shareholder may elect, at any time, to cease further funding.  We have NOT entered into any formal, written agreement with him that contractually binds or obligates him, to fund us for the next 18 months.  We are nonetheless required to continue to evaluate our business plan.  During the next 18, management will have to continue to re-evaluate our overall plans, intentions and strategies and, in particular, Mr. Williams will also evaluate whether, and to what extent, he will continue funding our obligations for legal and accounting costs required by the security regulations promulgated fora fully reporting companies.  During  the second quarter ended June 30, 2014, Mr. Williams advanced approximately $7,150.  This figure is disclosed as “stockholder advances” on our balance sheet as a liability, along with previous cumulative debt owed to Uplift Holdings, his predecessor.  This results in a total balance due of $88,961, accumulated over a several year period.  See our financial statements above.  This debt is represented by a Convertible Note, a note that can convert such debt to common stock at Mr. Williams’ discretion.

Selected Financial Data.

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful.  Reference is made to Part I above and our audited financial statements included in Part F/S of our 2013 Annual Report on Form 10-K recently filed on Edgar.  Reference is also made to the subsection above titled “Liquidity and Capital Requirements.”  We are a development stage company and have only realized nominal revenues from our operations through the end of the current quarter.

Employees, Experts, Consultants and Advisors.

Currently, we have no employees.  Employees are not necessary at this stage of our development.  Our officers and directors are performing daily duties as needed.  We intend to hire employees if and when the need develops.  Currently, in management’s opinion, there is no such need.

Our directors and officers do not receive any remuneration for their services and are not accruing earned compensation.  The Company has the right to issuance stock, warrants, stock options or other forms of consideration from time to time as a bonus for work performed.  Mr. Lewis, Chairman of the Board, CEO, CFO and COO, was awarded 200,000 “restricted shares” in during the first quarter for services rendered.  See Item 2 of Part II below disclosing the same

In implementing our business plan, we are holding expenses to a minimum and we plan to obtain expert and other services relating to marketing, product development or other operations on a contingency basis if and when needed.  Until now we have not identified nor contacted outside experts, advisors or consultants.  If we engage outside advisors or consultants with regard to our operations, we will have to make a determination as to how such persons will be compensated.  So far, we have NOT made any arrangements nor do we have definitive agreements to use outside experts, advisors or consultants in operations.  We do have a website technician to, among other things, enhance our html source or description codes, namely, Keywords, on our website so that information is more easily susceptible to Yahoo! and Google’s search "crawler" or “spider.”

We do NOT intend to use or hire any employees or other consultants, with the possible exception of part-time clerical assistance on an as-needed basis.  Outside advisors or consultants (other than those required to maintain our current securities filings) will be used only if they are needed and can be obtained for minimal cost or on a deferred payment basis.  Other than our website maintenance technician  whom we will continue using to update or revise our websites as it becomes necessary, we are not currently aware of any situation in which we would need to engage an outside advisor or consultant relating to our business operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4.  Management’s Report on Disclosure Controls and Procedures.

Changes in Internal Control over Financial Reporting.

In response to management’s assessment as of June 30, 2014 and also due to material weaknesses found in past annual reports, the Company and management have implemented changes to internal control over financial reporting.  Management believes that these additional controls will mitigate future breakdowns in internal control.  With the new ownership, the operations have been relocated and are now are managed by different personnel (some of whom are more skilled in accounting and accounting procedures).  Management believes our internal controls over financial reporting in the future will be better than in years past.  We have also implemented more post-closing procedures and reconciliation steps consistent with meeting compliance requirements.  We believe that these additional procedures have helped, and will continue to help the Company and management to better address and mitigate deficiencies noted in prior Company reports on Edgar.

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

UPLIFT NUTRITION, INC. (Issuer)

Date:	August 19, 2014	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 19 , 2014	/s/Gary C. Lewis
Gary C. Lewis President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Date:	August 19, 2014	/s/Gary C. Lewis Gary C. Lewis Chairman of the Board