Form 10-Q
period 2014-09-30
Uplift Nutrition, Inc.
filed 2014-10-28
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the third quarter ended September 30, 2014

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

Yes [   ]   No [   ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of October 26, 2014
Common Capital Voting Stock, $0.001 par value per share	13,892,597 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.
Balance Sheets

ASSETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS

Cash	$-	$2,981
Inventory	248	113

Total Current Assets	248	3,094

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS

Total Other Assets	-	-

TOTAL ASSETS	$248	$3,094

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$1,221	$-
Accounts payable and accrued expenses	407	798
Accrued interest payable - Note Payable Assigned	1,170	-
Convertible note payable	60,000	-
Accrued interest payable - related party	7,373	3,392
Convertible stockholder advances	31,361	81,811
Total Current Liabilities	101,532	86,001

TOTAL LIABILITIES	101,532	86,001

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized,
13,892,597 and 13,692,597 shares issued and outstanding
as of September 30, 2014 and December 31, 2013 respectively	13,893	13,693
Additional paid-in capital	1,485,152	1,484,512
Accumulated Deficit	(1,600,329)	(1,581,112)

Total Stockholders' Deficit	(101,284)	(82,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$248	$3,094

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2014		2013	2014	2013

NET REVENUES		$259	$160	$1,656	$177

OPERATING EXPENSES

Cost of sales		(409)	86	570	93
Marketing		174	-	174	1,096
Legal and professional fees		2,974	6,594	13,946	28,692
Other general and administrative		58	552	1,032	5,828

Total Operating Expenses		2,797	7,232	15,722	35,709

LOSS FROM OPERATIONS		(2,538)	(7,072)	(14,066)	(35,532)

OTHER INCOME (EXPENSES)

Interest expense - note payable		(1,170)	-	(1,170)	-
Interest expense - related party		(653)	(744)	(3,981)	(1,627)

Total Other Income (Expense)		(1,823)	(744)	(5,151)	(1,627)
		-	-	-

LOSS BEFORE INCOME TAXES		(4,361)	(7,816)	(19,217)	(37,159)

PROVISION FOR INCOME TAXES		-	-	-	-

NET (LOSS)		(4,361)	$(7,816)	$(19,217)	$(37,159)
COMMON STOCK	$
		0.00	$0.00	$0.00	$(0.00)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING		13,892,597	13,692,597	13,862,560	13,692,597

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(19,217)	$(37,159)
Adjustments to reconcile net loss
to net cash flows from operating activities:
Depreciation and amortization	-	683
Stock issued for services	840	-
Changes in operating assets and liabilities
Inventory	(135)	623
Accounts payable	(391)	(3,679)
Accrued interest	5,151	1,433
Net Cash Used in Operating Activities	(13,752)	(38,099)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Bank overdraft	1,221	(300)
Net advances from shareholders	9,550	38,880
Net Cash Provided by Financing Activities	10,771	38,580

NET DECREASE IN CASH	(2,981)	481
CASH AT BEGINNING OF PERIOD	2,981	-
CASH AT END OF PERIOD	$-	$481

CASH PAID FOR INTEREST	$-	$194

INCOME TAXES	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Assignment of stockholder notes payable	$60,000	$-
Assignment of accrued interest -
stockholder notes payable	$5,586	$-

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

Notes to the Financial Statements

September 30, 2014 and December 31, 2013

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended September 30, 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles, generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,600,329 from June 7, 2005 (inception) through September 30, 2014 including a loss of $19,217 for the nine months ended September 30, 2014. The Company has recognized minimal revenue (from March 7, 2005 (inception) through September 30, 2014), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

A shareholder of the Company made multiple advances for financing operations to the Company beginning in the 2008 fiscal year and continuing through September 30, 2014.  .  On July 3, 2014 the shareholder assigned $60,000 of the advances in the form of an unsecured Note Payable to another individual.  In addition, during the nine months ended September 30, 2014, the shareholder advanced $9550 (net of repayments).  The Note has the same terms as the ongoing advances carried, i.e. due on demand and 8% simple interest annually.  On September 30, 2014 the advanced amount had been reduced to $31,361.  The outstanding balance was $81,811 on December 31, 2013. The advances are unsecured, accrue interest at an annual rate of eight percent and are payable on demand. As of September 30, 2014 and December 31, 2013, the Company had accrued interest due on these notes in the amounts of $7,373 and $3,392, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of Trademark application costs totaling $6,593 as of September 30, 2014 relating to nutritional supplements sold under the Active Uplift™ label.  These intangibles are amortized on a straight line basis over their estimated useful life of 10 years.  As of September 30, 2014 the intangible assets were fully amortized.

NOTE 6 – NOTES PAYABLE

On July 3, 2014, a shareholder of the Company assigned $60,000 of advances made to the Company under a convertible note held by him to an unrelated individual.  The assignment from the shareholder has been recorded on the books of the Company as part of the overall outstanding unsecured demand Convertible Note Payable, paying simple interest of 8% per annum.  At September 30, 2014 the total balance due and owing the two individuals on the entire Note was $91,361, with total accrued interest of $8,543.

NOTE 7 – STOCKHOLDERS’ EQUITY

On February 11, 2014 the Company issued 200,000 shares of common stock to an officer and director for services rendered.  The shares were valued at $0.0042 per share, resulting in an aggregate expense of $840.

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of August 31, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of our accompanying balance sheets through the date the financial statement were filed.  The Company has not identified any material subsequent events requiring adjustment to our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Our principal business plan up to and through the end of 2012 had been to promote, market and sell our energy spray All Day Energy Spray® through the active websites we were at that time operating but, at the end of that fiscal year, management modified our marketing strategy, rebuilt our www.upliftnutritioninc.com website, and entered into a marketing agreement to sell two new products called “Tonify” and “X-Mint” through our updated website.  Because of our change in the products we were featuring in late 2012, we shut down our two other major websites, namely, www.alldayenergyspray.com and upliftenergy.com so we could concentrate all of our marketing and sales efforts on our one principal website.

As a result of winding down our marketing efforts with respect to the products Active UpLift® and All Day Energy Spray®, we have had less than anticipated sales and gross revenue on these two new products to date.  Nonetheless, we have looked forward to marketing Tonify and X-Mint, two new products we just began marketing a little over a year ago.

“Tonify” is a raspberry keytone chewing gum designed to burn fat.  “X-Mint” is a male enhancement chewing gum.

As stated in our last report, the manufacturer of Tonify and X-Mint temporarily suspended manufacturing both products to do re-formulation so the products would better hold their flavor longer and not have a particular aftertaste that some users were experiencing.  In the meantime, we have recently ordered new product from a fellow distributor to enhance our inventory.

Also, as disclosed in previous EDGAR filings, on March 21, 2014, we entered into a non-exclusive dealer agreement with Nylasan, LLC (“Nylassan”), a Utah based re-seller of neutraceuticals, to market their product “Gray-to-Great.”   Gray-to-Great is an all-natural anti-graying formula that will restore graying hair on both males and females to its natural color.  It is made from the following basic ingredients:  vitamin B6, folic acid, biotin, pantothenic acid, zinc, catalase, horse tail, saw palmetto, plant sterols, nettle root extract, chlorophyll, fo ti powder, barley grass juice powder and other ingredients.  The product has been used by individuals who have reported back to the manufacturer that, within 60 to 90 days, they have seen a distinct reduction in the gray color of their hair, back to a more natural color.

Nylassan is not the actual manufacturer of Gray-to-Great.  Instead, it buys product from a “white label” manufacturer known as Private Label Neutraceuticals, LLC, located in Norcross, Georgia, whose website is www.privatelabelnutra.com.  Private Label manufactures a variety of health food products and sells them on a “while label” basis to various distributors such as Nylassan.  Distributors can then re-label the product as they wish. Gray-to- Great was developed and is manufactured by Private Label in pill form and should be taken at least twice daily up to as many as three doses per day.  One positive aspect of our arrangement with Nylassan, our lead distributor, is that it is less than 50 miles from our location.  For this reason, if necessary, we can easily obtain more product to distribute as needed.  The close proximity of Nylassan also allows us take a closer look at other Nylasan products that we might wish to add to our marketing program in the future, decisions on which have not as yet been made.  Our non-exclusive agreement with Nylassan allows us the ability to add new products to our inventory and the time needed to decide whether we want to take on new products offered by it.

If a person goes to www.privatelabelnutra.com and types the word “gray” in the search engine, one can pull up testimonials related to Private Label’s “anti-graying formula.”

The product sells at the retail level at $9.95 per 60 pills, which would normally last for up to 1 month.  The suggested retail price is very competitive with topical anti-gray products that are currently sold on the market today.  Unlike some topical anti-gray products, this product is all natural, and taken into the body to naturally change the hair color.

Since Gray-to-Great is an ingested product, we have been assured from Nylasan that it has products liability insurance on the product covering any liability to Nylasan distributors, including a commitment to defend litigation.  We are also informed that Private Label Neutraceuticals also has extensive products liability insurance.

We are excited to have been able to add this new product to our product sales line.  See our website, www.upliftnutritioninc.com.  See also our Annual Report filed August 8, 2014 on Form 10-K/A.

Our Website

During the last quarter of 2012, we started the redesign of our principal UpLift website.  We also shut down or discontinued our former websites, www.epigaia.com, www.alldayenergyspray.com, and www.upliftenergy.com in favor of just the one website.  During the first quarter of 2014, we spent considerable time and energy revamping and modernizing www.upliftnutritioninc.com and strongly encourage any investor or interested person to visit this website. Our newest product, Grey-to-Great has been added to our web-site with its own page and purchase ability.  Sales through the web-site have been slower than anticipated.

Inventory

We no longer carry inventory of Active UpLift® and All Day Energy Spray®. We do maintain limited inventory of Tonify and X-Mint.  We recently increased our inventory after the end of the quarter.

As of September 30, 2014, we did not have any inventory of Tonify or X-Mint on hand.  However, we did have 48 bottles of our newest product, Gray-to-Great in inventory.  Although we have never had a problem obtaining these products in inventory, with the shutdown of manufacturing to re-formulate Tonify and X-Mint for better, longer term flavor last quarter, Tonify and X-Mint’s manufacturer has not, so far, been able to supply us with additional inventory orders we placed earlier in the quarter.  We therefore obtained product from a fellow distributor as also disclosed below.

We are NOT Dependent on One Supplier for Our Potential Success

With regard to Tonify and X-Mint, and ignoring the recent delay with the re-formulation mentioned in our last 10-Q, we are not dependent on any one supplier for our ability to receive and inventory product.  We can get product from other distributors that we know, something we recently did.

With regard to our newest product, its particular manufacturer has several thousand bottles of Gray-to-Great on hand and can mix and process a new supply in fairly short order as our inventory dwindles.

We hope to add to new products to offer and sell on our website.

Our Business Plan over the Ensuing Year

As a result of the recession and people tightening their belts and not spending as much money, we had a difficult time generating sales in the past for our principal products Active UpLift® and All Day Energy Spray.  As a result, and as stated above, we decided to suspend all advertising on those two products and cease selling them by the end of 2012.  And, starting at that time, and as further disclosed in more detail in our Annual Report on Form 10-K, we added 2 new products to sell as a broker during the first quarter 2014.  We have added Gray-to-Great, a third product that we are marketing on-line.  In adding this third product to our overall product line, we have further updated and expanded our existing website, and have shut down the two other websites, leaving www.upliftnutritioninc.com as our only website available for advertising, marketing and sales.

We are reasonably confident that our new marketing efforts related to Tonify and X-Mint and now Gray-to-Great stand to be successful but this remains to be seen.

Because we are no longer marketing our principal energy drink products and we have embarked on marketing three entirely new products, we do not believe that comparing cost of goods sold and other comparisons for the same periods in 2014 and 2013 is particularly relevant or meaningful.  Nonetheless, our marketing expenses for the period ended September 30, 2014 were $-174- compared to the comparable period ended September 30, 2013 which included expenses of $1,096.  The decrease is due to a lack of available funds at the present time for such purpose, a situation we are working to rectify if we can raise more working capital.

Consulting and professional fees were $13,946 for the period ended September 30, 2014, compared to $28,692 incurred for the period ended September 30, 2013.  The decrease is a result of new management and the timing of services performed by outside professionals.

General and administrative expenses were $1,032 for the third quarter ended September 30, 2014 compared to $5,828 for the third quarter ended September 30, 2013.  The decrease was due to new management’s reduction in overall expenses.

Liquidity and Capital Requirements

As of our third quarter ended September 30, 2014, we had an overdraft of $1,221 in our bank account.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital has historically been provided by our majority shareholder.  Though we are accruing 8% interest per annum on the amounts provided by a third-party under a Convertible Note, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe that it is likely that our agreement would be modified to require such.

During the quarter, Mr. Deworth Williams, our majority stockholder, who had been the only Note Holder of the Convertible Note since September of 2013, assigned $60,000 of the principal amount due and owing under the Convertible Note to Mr. Edward F. Cowle, the terms and conditions of which remain the same.  The Note allows the conversion of debt to common stock at the discretion of the Company and the particular Note Holder seeking to so convert.  The principal amount of debt under the Convertible Note and which is now owned by Messrs. Williams and Cowle totals $91,361, an amount accumulated through the end of the quarter covered by this report.  See our financial statements in Item 1 of Part I above.

The loans under the Convertible Note are considered or designated by us as "advances" inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest or keep track of what it is, at present, we have no way of paying any interest payments to either Note Holder or any future assignee of either Note Holder.  See Item 5 of Part II below.  As of our quarter-end and subtracting out the debt incurring since 2009 that we converted to common stock, we have accrued a total of $8,543 in interest due and owing on the Convertible Note as of our quarter end.  In the event we modify our oral agreement in the future with Messrs.  Williams or Cowle or their assignees so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and the two current Note Holders (or their assignees) would not agree to such a modification unless we were profitable and could afford to make such interest payments.  The principal amount of debt under the Convertible Note totals currently $91,361, an amount accumulated through the end of the quarter covered by this report.  $60,000 of that amount is owed to Mr. Cowle and the remaining $31,361 is owed to Mr. Williams.

We hope to be able to satisfy our cash requirements for at least the next 12 months in that our majority shareholder has committed himself to advancing what funds are necessary for us to satisfy all of our cash requirements and otherwise keep us current in our 1934 Exchange Act reporting obligations for at least the ensuing year.  Our majority shareholder lacks the capital and resources to fund an extensive advertising campaign, particularly given that, since our inception as a reporting company, we have come to realize how expensive such an endeavor is or can be.

We believe that a 12-month period is consistent with the disclosure in our PLAN OF OPERATION described below in that we believe that within that time, we should be able to successfully carry out our business plan if we can find sufficient advertising capital on acceptable terms.  If a determination is made by management within the next year that we will NOT be successful and that our business plan is or will be a failure for reasons which we can only imagine, or, we are somehow unable to take on new product to sell, our majority shareholder may elect not to advance us any more funds.  See the section titled "PLAN OF OPERATION" below.  Having said this, we are unable to guarantee that at the expiration of 12 months from now, and assuming that our business plan is NOT by then successful, that our majority shareholder will continue to advance us sufficient money to allow us to continue in our reporting obligations.  We do not mean to imply, however, that our majority shareholder will NOT continue to advance us funds beyond the next 12 months, particularly if it appears that we will indeed be able to successfully carry out our business plan if we continue beyond that time.  If our majority shareholder does not desire to loan or advance us sufficient funds to continue for the simple reason that we do not take on new products to sell and, as a result, the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.  It is possible, however, that we would consider a private placement of our shares, the form of which we also cannot predict at this time.

Our Budget over the Next 12 Months

Due to our lack of working capital necessary to generate a serious and aggressive advertising campaign, we are unable at this time to devise or project an advertising budget for 2014.  Assuming that we do not obtain sufficient working capital during the year to take on additional products and thereupon embark on an extensive advertising campaign, what capital we have or what advances we will obtain from our majority shareholder will be used, during 2014, to keep us current in our reporting obligations and to pay attorneys, accountants and auditors.

For information on the cost of manufacturing and packaging our product, reference is made to our PLAN OF OPERATION section below.

Contingency Planning

Any funding for emergencies is anticipated to be advanced by our majority shareholder, assuming that he has the available funds to do so and desires to do so.

Off-Balance Sheet Arrangements

None; not applicable

Effect of Current Economic Conditions

Obviously, current economic conditions are hurting all businesses, not to mention retail outlets and retail sales overall.  Most Americans are not spending money today like they have prior to 2008.  Since much of the effects of the Great Recession have only become apparent in about 2009, we are not in a position at this time to predict the recession’s effects on our overall business plan and plan of operation, not to mention 2014 sales.  Not many retail companies that we know of are making such predictions.  We suspect that sales in 2014 will be slower than they might otherwise be, simply because that is what is happening to everyone else.  It is also our belief that Tonify and X-Mint, not to mention Gray-to-Great, are considered “boutique” products that will sell well as long as the economy does well and the public has extra expendable or disposable income.  Although we are experiencing some sales, the continuing current recession may likely have a negative effect on future sales.  We also believe that the particular market for Tonify, X-Mint and Gray-to-Great is considered an “impulse” market.

PLAN OF OPERATION

As stated in Items 1 and the beginning of Item 7 above, our principal business plan up to and through the end of the last quarter of 2012 had been to promote, market and sell our energy spray All Day Energy Spray® through the active websites we have mentioned in past EDGAR filings but after late 2012, management modified our marketing strategy, rebuilt our www.upliftnutritioninc.com website, and entered into a marketing agreement to sell two new products called Tonify and X-Mint through our updated website.  In the beginning of 2014, we added a third new product, Gray-to- Great, and have added this product to our website as well.  We are constantly looking for new products to sell and add to our website for sale on the internet.  Because of our change in direction, we shut down our two other major websites, namely, www.alldayenergyspray.com and www.upliftenergy.com so we could concentrate all of our marketing and sales efforts on one principal website.

Shipping of Our Two New Products

All three of our products, Tonify and X-Mint, and now Gray-to-Great, are packaged in DVD-sized containers and light weight bottles which are light weight and inexpensive to ship through the US Postal Service or one of the private shipping services.  We pass this cost on to the customer.

Inventory

As of December 31, 2013, all previously held drink inventory was written off due to obsolescence and because of the change in product line and distribution.  Also, over a year ago, the remaining inventory of All Day Energy Spray® became obsolete, which means that we no longer sell All Day Energy Spray®.  Back then, approximately $12,524 in raw materials and $9,686 in finished goods were written off as an inventory adjustment and were included in cost of sales on our 2013 year end Statement of Operations.  As stated elsewhere herein, we have phased out and discontinued the sale of Active UpLift® and All Day Energy Spray®.  We do not intend to mix any more of these products.

We maintain limited inventory of Tonify, X-Mint and Gray-to-Great, simply because it is easy to re-stock our own inventories from the manufacturer or from other distributors as is most convenient to us.  We recently placed orders with a Tonify and X-Mint distributor to obtain additional product in inventory.

Our Current On-Line Marketing/Advertising Strategy

As disclosed above, we changed marketing directions starting in 2013 and have decided to concentrate our marketing efforts on Tonify, X-Mint and now Gray-to-Great.  In this regard, we are concentrating our new and current marketing efforts on keeping our current revamped website updated and fully functional. Through these efforts, we have started, or plan to start, a marketing effort on various popular and more significant search engines.  We intend to take on new products to sell to the extent that we are able to find suitable products.

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

Obligation of Our Principal Shareholder to Finance Us in Our Reporting Obligations

Our principal shareholder, H. Deworth Williams, intends to provide sufficient funding, over at least the next 12 months, to allow us to meet our SEC reporting obligations.  This does NOT include advancing us the funds necessary to embark on a national advertising campaign.  The funding commitment will continue for the next 12 months conditioned upon our majority shareholder agreeing that the efforts of management are consistent with the eventual success of the operations discussed above and the sales of our produces in the meantime.

We can make no prediction about whether it will occur.  Our majority shareholder may elect, at any time, to cease further funding.  We have NOT entered into any formal, written agreement with him that contractually binds or obligates him, to fund us for the next 12 months or more.  We are nonetheless required to continue to evaluate our business plan.  During the next 12 months, management will have to continue to re-evaluate our overall plans, intentions and strategies and, in particular, Mr. Williams will also evaluate whether, and to what extent, he will continue funding our obligations for legal and accounting costs required by the securities regulations promulgated for fully reporting companies.

During the third quarter ended September 30, 2014, Mr. Williams advanced approximately $2,400.  This figure is disclosed as “stockholder advances” on our balance sheet as a liability, along with previous cumulative debt of $60,000 owed to the previous note holder, Uplift Holdings, LLC, debt that was assigned to Mr. Deworth Williams in September of 2013 when control of our Company changed.  See also Item 5 of Part II below.  This total cumulative debt is represented by a Convertible Note.  During the quarter, Mr. Deworth Williams assigned $60,000 of the total due and owing under the Convertible Note to Mr. Edward F. Cowle. This Note allows the conversion of debt to common stock at the discretion of the Company and the particular note holder seeking to so convert.  The principal amount of debt under the Convertible Note and which is now owned by Messrs. Williams and Cowle totals $91,361, an amount accumulated through the end of the quarter covered by this report.  See our financial statements in Item 1 of Part I above.

Selected Financial Data

Because we have not been operating long enough to generate significant sales at the present time, selected financial data would not be particularly meaningful.  Reference is made to Part I above and our audited financial statements included in Part F/S of our 2013 Annual Report on Form 10-K and Form 10-K/A recently filed on Edgar.  Reference is also made to the subsection above titled “Liquidity and Capital Requirements.”  We are still a development stage company and due to current economic conditions and the fact that we have only begun to market 3 new products, we have only generated or realized nominal revenues from our operations through the end of our third quarter of 2014.

Our lack of substantial revenue and sales is currently a result of Mr. Williams having only obtained shareholder voting control of us within the last year and our not yet having established normalized operations that would generate significant revenue or establish a pattern of expenditures that correlate with revenue.  Having said this, a substantial amount of funds has been invested in us since 2007 by Mr. Williams’ predecessor, Uplift Holdings, LLC.

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

In implementing our business plan, we are holding expenses to a minimum and we plan to obtain expert and other services on a contingency basis if and when needed.  Until now when we need advertising capital, we have not had a particular or specific need for any outside experts, advisors or consultants.  If we engage outside advisors or consultants for any particular purpose, we will have to make a determination as to how such persons will be compensated.  So far, we have NOT made any arrangements or definitive agreements as yet to use outside experts, advisors or consultants for any reason.  This is because, so far, we have not needed to.  We have used a website technician in the past that we have hired to, among other things, enhance our html source or description codes, namely, Keywords, on our website so that information is more easily susceptible to Yahoo! and Google’s search "crawler" or “spider.”

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

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

As of September 30, 2014, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item  3.  Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None; not applicable.

Item 5. Other information.

Our stock trades on the OTC Bulletin Board under the symbol UPNT.OB.

On September 15, 2014, Gary C. Lewis resigned from our Board of Directors and as President, CEO and CFO to pursue full time employment with The Home Depot.  We greatly appreciate all of Mr. Lewis’s dedicated work for and in behalf of the Company over the past several years.  Mr. Geoff Williams has taken Mr. Lewis’s place as our Chairman of the Board, President, CEO and chief financial officer (CFO) effective September 16, 2014.  Since Mr. Geoff Williams was already on our Board and there were no other changes in board members, we did not believe it necessary to file a Form 8-K announcing this event.  We are instead announcing it in this document.

During the quarter, Mr. Deworth Williams, our majority shareholder, sold or conveyed the portion of the Convertible Note that he acquired from Uplift Holdings, LLC (“Uplift Holdings”), approximately one (1) year ago, to Mr. Edward F. Cowle.  At the time that Mr. Williams acquired the Note, it had a face value of approximately $60,000.  The face amount of the Note as acquired from Uplift Holdings was thus assigned to Mr. Cowle.  Mr. Williams has advanced us additional funds over the last year, thereby adding to the Note over the last year to the extent of approximately $30,000 as of the end of this quarter.  See our balance sheet in Item 1, Part 1 above.  Mr. Williams retained that portion of the Note that he added within the last year. This debt assignment was not mentioned in the “Other Information” section of our previous Form 10-Q because it was not deemed material.

Due to software communication problems with those personnel preparing our last Form 10-Q, our last Form 10-Q for our quarter ended June 30 neglected to mention our new product Gray-to-Great that we are marketing at the present time and have been marketing during the year.  That disclosure is contained above and should have been included in the prior Form 10-Q.  We do not believe that this oversight or error was sufficiently material to justify filing an Amended Form 10-Q for our second quarter and are correcting this error by disclosing information about Gray-to-Great above.  Be this as it may, information about Gray-to-Great and the fact that we are indeed marketing the same has been disclosed in previous EDGAR filings.

After the end of the quarter, our management engaged in negotiations with a related party to take on the sale of a new anti-itch, sting and bite cream product designed to resolve insect sting and bite trauma known as Mitigator®.  See www.mitigator.net.  Mitigator® works by:

• Removing the top layer of dead skin

• Opening and softening the skin’s pores

• Drawing the toxins from the open pores

• Creating circulation, thereby forcing toxins through the open pores to the surface

• Neutralizing the toxins and cleansing the affected area

• Satisfying the impulse to scratch

While no final agreement has been entered into to make us a Mitigator® distributor whereby we will obtain wholesale pricing as a re-seller, we hope to be selling the product later during the fourth quarter of this year.  If not, we will likely consider selling other products on our website currently offered by Nylassan, our master distributor mentioned above, all as per our current distributorship agreement with t.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31     302 Certification of Geoff Williams

32     906 Certification

(b) Reports on Form 8-K

None; not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLIFT NUTRITION, INC. (Issuer)

Date:	October 28, 2014	/s/Geoff Williams
Geoff Williams President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	October 28, 2014	/s/Geoff Williams
Geoff Williams President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Date:	October 28, 2014	/s/Geoff Williams
Geoff Williams Chairman of the Board