Form 10-K
period 2014-12-31
Uplift Nutrition, Inc.
filed 2015-04-15
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [  ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

As of June 30, 2014, we had a total of 13,892,597 common capital shares issued and outstanding of which 10,843,150 are either "restricted” or otherwise owned and held by officers, directors, insiders and affiliates.  This figure of 10,843,150  “restricted” or affiliate shares includes a total of 10,401,550 shares owned and held by our majority stockholder.  The total figure of 10,843,150 insider-held shares represents 78% of our total number of issued and outstanding shares.  See Item 12 of Part III below.  The aggregate market value of the voting stock held by non-affiliates, an amount consisting of a total of 3,049,447 shares or approximately 22% of our total number of issued and outstanding shares, was considered by us to have a value of approximately $152,472.  This valuation is based on the year end bid price of our stock, which was approximately $0.05 per share.  See Item 5 below.  Our stock is quoted on the OTC Markets’ OTCQB under the symbol UPNT.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS:

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 13, 2014:  13,892,597

We have 10 million preferred shares authorized under our Articles, as amended, but none has been issued as of the date of this report.

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

TABLE OF CONTENTS

PART I

ITEM .BUSINESS

4

ITEM 1A. RISK FACTORS

9

ITEM 1B. UNRESOLVED STAFF COMMENTS

9

ITEM 2. PROPERTIES

9

ITEM 3. LEGAL PROCEEDINGS.

10

ITEM 4. MINE SAFETY DISCLOSURES

10

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

10

ITEM 6.  SELECTED FINANCIAL DATA

14

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND

RESULTS OF OPERATIONS

14

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

17

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA

18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

29

ITEM 9A.  CONTROLS AND PROCEDURES

29

ITEM 9B. OTHER INFORMATION

29

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND

CORPORATE GOVERNANCE

30

ITEM 11. EXECUTIVE COMPENSATION

31

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

34

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

34

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES 35

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

36

PART I

ITEM 1.    BUSINESS.

We are a start-up, internet-based eCommerce company that has historically offered and sold a new natural energy and health drink called Active UpLift® in two different flavors and also, an energy spray called All-Day Energy Spray®.  We discontinued marketing those two products in 2013 for want of sufficient advertising capital.  We have also lacked the advertising capital to introduce another new and innovative energy drink, EpiGaia™, to the public and market it in a significant or meaningful way.  The introduction of that product is thus “on hold.”  Having said this, starting in the end of 2012, we began marketing on our updated website, www.upliftnutritioninc.com, a new product called “Tonify,” which is a raspberry keytone chewing gum designed to burn fat.  We also began marketing a product called “X-Mint,” a male enhancement chewing gum.  During the fiscal year, and because sale of Tonify and X-Mint had not been as we had hoped, we began marketing a new product called “Gray-to-Great,” a product designed to put gray hair back to its natural color.  Starting in October, we also began marketing a product called Mitigator®.  In the fourth quarter, we had approximately $8,000 in sales.

During 2014, we no longer offered our former principal products Active UpLift® or All-Day Energy Spray® for sale on a retail basis or through our primary website, www.upliftnutritioninc.com.  What we have in inventory essentially expired and, at this time, we have no plans to mix more of either product.

Of the three websites that were active at the end of our previous year, only one is currently active.  The two that have been de-activated or shut down are www.upliftenergy.com and www.alldayenergyspray. The upliftnutritioninc.com website was rebuilt.  At one time, we had a website www.EpiGaia.com but because we have held off in marketing that particular product at the present time, that website is no longer functional.

Approximately 2 years ago, we completely revamped and updated our principal website, www.upliftnutritioninc.com.  It now solicits the purchase of the two new products we have been distributing mentioned above called Tonify and X-Mint.   In this regard, in November 2012 we entered into an exclusive representation letter agreement with Tonify and X-Mint’s manufacturer, Healthy Life Nutraceutics, Inc. (“Healthy Life”), out of Deerfield, Illinois, to “distribute” these 2 products  in a specific market segment that we had previously established through our attempts to market our other, earlier products.  As a distributor, we maintain a customer base that has subscribed to our promotions and advertising.  This market does NOT include seller channels or portals such as Ebay, Amazon, Google Shopping or similar search engine optimization channels, nor online stores such as Drugstore.com, Vitacoast.com or similar channels.  This letter agreement may be terminated by Healthy Life on 60 days’ written notice, with or without cause.  Healthy Life determines the prices at which we are able to offer and sell their products.

While we have made several significant contacts in the retail food business over the last several years, we were unable to seriously launch Active UpLift ® or All-Day Energy Spray® in any national convenience or other large food chain stores for want of advertising capital.  This is the biggest problem we have faced during the last three fiscal years and the biggest problem we currently face.

As disclosed in earlier Annual Reports on Form 10-K, our new green tea drink is fully developed but is also not currently being marketed.   Our other new “super juice” drink, EpiGaia™ mentioned above is also not being marketed at present, also for want of sufficient advertising capital.  We remain ready and willing, however, to commence substantial marketing efforts of these products t if we have the resources to do so.

Unless and until we can generate substantial advertising capital in some fashion, our ability to remain in business in our current form through the next year or two may be in doubt even in light of the fact that we have a new majority shareholder who is willing to finance us in maintaining our good standing status with the SEC and in our various Edgar filing obligations.

During 2014, we took on two additional products that we are currently marketing as described in the subheading Principal Products or Services Now Offered and Their Markets described below.  As stated above, these new products are “Gray to Great” and Mitigator®.

Current Status of the Company

We are not presently involved in any bankruptcy or insolvency proceeding of any kind and none of our officers and directors has been involved, directly or indirectly, in any bankruptcy or similar proceeding.  Neither we nor any officer or director is involved in any pending litigation, nor is any litigation involving us or any officer or director threatened.

We have no subsidiaries or properties other than the products we have developed and on which we have obtained various intellectual property protections.  We also have several products that we are not currently marketing or not aggressively marketing.

We are not involved in any joint venture with any other party.  Along with our current distributer agreement with Healthy Life (referenced above), in December of 2014, we entered into distribution agreement with Shanna Wrapp & Associates. This was to set up retail outlets and otherwise provide her with particular outlets on a wholesale basis.  We are always continuing to look at whether we can enter into any advertising, marketing and vendor distribution agreements with various retailers and on what terms.  This is something that we are doing on an on-going basis in the ordinary course of our business.

As set forth in our balance sheet in Part F/S below, as of December 31, 2014, we had $10,499 in cash and approximately $355 worth of product inventory.  All previously held inventory has been written off due to obsolescence and also, due to our current and recent efforts to focus on the sale of Tonify, X-Mint, Gray-to-Great, and Mitigator®, all as described in more detail below.

We maintain executive offices or facilities at the offices of our majority shareholder located at 2681 East Parleys Way, Suite 204

Utah 84109.  We do not pay rent for these office facilities because their use is only nominal.

We do not maintain a products liability insurance policy because we are relying on the product manufacturers’ policies  in that regard.

For and as of our year end, December 31, 2014, we had revenues of $8,806.  We had zero dollars in deferred revenue representing sales for which the right of return has not been determined or expired.  For and as of our fiscal year end, we did not have any retail grocery store chain sales with Ralphs, Albertsons, and Harmons as we have had in past years because we have discontinued the sale of those products using grocery store outlets.  We believe that our retail sales during all of 2014 were not as substantial as we would have wanted simply because, as disclosed elsewhere herein, we lack sufficient advertising capital.  Also, control of the Company changed in September 2013, just over a year ago.  Current management cannot predict whether we will ever be profitable even though there is admittedly a large market for our total of four (4) new products we are distributing or retailing through our single website.

As of December 31, 2014, we had a net working capital deficiency of $106,293.  At the same time, we currently have a financial commitment for day-to-day operations through our majority shareholder, H. Deworth Williams.  This commitment does NOT include providing the advertising capital necessary to do pay-per-click or other advertising on websites such as Google and Yahoo!  Such a commitment would involve several thousands of dollars.  Mr. Williams’ commitment is to provide us with sufficient working capital over at least the next year as necessary to continue to be “current” in our reporting obligations with the U.S. Securities and Exchange Commission (SEC). We consider his generous commitment to keep us current in our reporting obligations for at least the next year or two a legal obligation, even though we have no written agreement with him to this effect.  We do not have a written agreement with Mr. Williams to this effect because we believe that he has enough shares at this time and if we were to do so, such an agreement might require giving him additional shares in the event that we default on our obligation to him, something that neither of us believes is necessary to provide for at this time.  If Mr. Williams decides not to advance us additional funds and yet our business prospects look positive or favorable, we may consider raising money by selling our common stock on a private placement or other basis.  Additional thought and consideration has been given to this prospect but we have nothing significant or meaningful to report in this regard.  If such occurs, existing shareholders would likely be substantially diluted.

Even though we have four (4) new products we are distributing and retailing through our website and for which we believe there is an enormous market, because of the start-up nature of our offering these particular products, there exists substantial doubt regarding our ability to continue as a going concern.  See Part II, Item 8 below.  No assurance can be given that we will become successful or that we will generate enough capital from sales of these four new products to continue to finance necessary advertising campaigns, let alone undertake new advertising campaigns such as advertising in food magazines or in a variety of health food and nutrition venues.  In this regard, reference is made to our "Plan of Operation" section below.

Our current stock transfer agent is Fidelity Transfer Company located at 8915 South 700 East, Suite 102, Sandy, Utah 84070, phone number 801-562-1300; fax number 801-233-0589.

As of the date of this document, we have approximately 1,244 shareholders of record.  Fidelity Transfer Company has been our transfer agent since our initial public offering back in the 1950’s.  We have but one class of stock issued and outstanding, that being common capital voting stock having a par value of $0.001 per share.  Effective in December 2011, FINRA approved a 1 for 20 reverse split of common capital shares of which 100,000,000 common shares are authorized.  A month prior thereto, effective November 21, 2011, the Secretary of State of the State of Nevada accepted an amendment to our Articles authorizing the issuance of as many as 10 million preferred shares, having a par value of $0.001 per share, the same as our common stock.  No such shares have been issued nor are any currently outstanding.  The rights and preferences relating to such preferred shares are subject to the discretion of our Board of Directors and the parameters are set forth in a Certificate of Designation filed with the State of Nevada on November 21, 2011.  This was disclosed in a 14C Information Statement we filed on the SEC’s Edgar database in November 2011 and which was mailed out to our stockholders at that time.

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

Of the 13,892,597 common shares issued and outstanding as of December 31, 2014, our officers and directors and majority shareholder own and hold or control, directly and indirectly, a total of 10,843,150 shares.  This figure represents 78% percent of our total number of issued common shares.  See Item 12 of Part III below.

Principal Products or Services Now Offered and Their Markets

Tonify and X-Mint

Approximately 2 years ago, we began marketing on our updated website, www.upliftnutritioninc.com, a new product called “Tonify,” which is a raspberry keytone chewing gum designed to burn fat.  We also began marketing a second product made by the same manufacturer called “X-Mint,” a male enhancement chewing gum.

We believe that the overall nutritional market has exploded in size as the “yuppie” generation (the 50’s and 60’s) have begun to age into their 50’s.  This generation of Americans has been and are still today, very resistant to normal aging.  Billions of dollars have been spent on nutrient and age delaying products that will help keep the population looking and, especially feeling, young and being as fit as possible.  Thusly, the overweight and male enhancement markets have grown substantially in size over recent years as well.  Billions of retail dollars are now being spent annually by both males and females on the newest and most advanced youth enhancement products available.  We feel that Tonify and X-Mint are just two products that fill this niche.

Our previous principal business plan up to and through the end of the last two years had been to promote, market and sell our energy spray All Day Energy Spray® through the active websites we were at that time operating but, at the end of that fiscal year, management modified our marketing strategy, rebuilt our www.upliftnutritioninc.com website, and entered into a marketing agreement to sell the two new products called “Tonify” and “X-Mint” through our updated website.  Because of our change in the products we were featuring in about 2 years ago, we shut down our two other major websites, namely, www.alldayenergyspray.com and upliftenergy.com so we could concentrate all of our marketing and sales efforts on our one principal website.

As a result of winding down our marketing efforts with respect to Active UpLift® and All Day Energy Spray®, we have had less than anticipated sales and gross revenue on these two new products to date.  Part of this is due to the fact that, as stated in our second quarter report on Form 10-Q, the manufacturer of Tonify and X-Mint, during 2014, temporarily suspended manufacturing both products to do re-formulation so the products would better hold their flavor longer and not have a particular aftertaste that some users were experiencing.  Because of this situation during the 2014 calendar year, we were somewhat hampered in our ability to maintain an inventory at the time.  In addition, because of concerns that we might not be able to acquire sufficient Tonify and X-Mint in inventory in the future, we took on two additional products during 2014.  A description of these two new products follows.  Based on our current situation, it appears that we will be phasing our sales efforts of Tonify and X-Mint and concentrating more on Gray-to-Great and Mitigator®, perhaps even taking on additional products.

Gray to Great

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

Nylassan is not the actual manufacturer of Gray-to-Great.  Instead, it buys product from a “white label” manufacturer known as Private Label Neutraceuticals, LLC (“Private Label”), located in Norcross, Georgia, whose website is www.privatelabelnutra.com .  Private Label manufactures a variety of health food products and sells them on a “white label” basis to various distributors such as Nylassan.  Distributors can then re-label the product as they wish. Gray-to-Great was developed and is manufactured by Private Label in pill form and should be taken at least twice daily up to as many as three doses per day.  One positive aspect of our arrangement with Nylassan, our lead distributor, is that it is less than 50 miles from our location.  For this reason, if necessary, we can easily obtain more product to distribute as needed.  The close proximity of Nylassan also allows us take a closer look at other Nylasan products that we might wish to add to our marketing program in the future, decisions on which have not as yet been made.  Our non-exclusive agreement with Nylassan allows us the ability to add new products to our inventory and the time needed to decide whether we want to take on new products offered by it.

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

Since Gray-to-Great is an ingested product, we have been assured from Nylasan that it has products liability insurance on the product covering any liability to Nylasan distributors, including a commitment to defend litigation.  We are also informed that Private Label also has extensive products liability insurance.

We are excited to have been able to add this new product to our product sales line during 2014.  See our website, www.upliftnutritioninc.com.  We may also consider selling other products on our website currently offered by Nylassan, our master distributor mentioned above, all as per our current distributorship agreement with it.

Mitigator®

After the end of the fourth quarter, our management entered into an agreement with a related party to take on the sale of a new anti-itch, sting and bite cream product designed to resolve insect sting and bite trauma known as Mitigator ®.   See www.mitigator.net.  Mitigator® works by:

· Removing the top layer of dead skin

· Opening and softening the skin’s pores

· Drawing the toxins from the open pores

· Creating circulation, thereby forcing toxins through the open pores to the surface

· Neutralizing the toxins and cleansing the affected area

· Satisfying the impulse to scratch

Under this agreement, we have become a Mitigator ® distributor whereby we obtain wholesale pricing as a re-seller.  We are pleased to announce that we sold approximately $8,000 of this new product later during the fourth quarter of this year.

Government Regulation and Need for Governmental Approval of Principal Products or Services

Because we do not sell a product that makes any particular cure claim, our products are exempt from direct regulation by the federal Food and Drug Administration.  We have modified our website to remove any “assumed” claims of any product that we cannot prove.

We do not make any disease-related claims and therefore we are in compliance with FDA and FTC “truth in advertising” laws.  (http://www.ftc.gov/bcp/conline/pubs/buspubs/dietsupp.shtm).   Also our labels follow FDA guidelines (http://vm.cfsan.fda.gov/~dms/supplmnt.html).  Other than state and federal securities laws and possible internet fraud or consumer fraud statutes that various states have enacted, we are not aware of any particular state or federal regulations that affect or impact our current business.

Applicability and Impact of Sales Taxes

With respect to the collection of sales taxes, we have been informed by the Utah State Tax Commission that because we maintain an office in Utah (even though we are a Nevada corporation), we must collect sales taxes from all Utah residents who buy our product on-line.  We have obtained a Utah sales tax number for this purpose.  Because we are a Nevada corporation, we are also considered to maintain an office in Nevada.  This means that we must also pay sales taxes for Nevada residents who buy our product.  We have long ago received a Nevada sales tax number for this purpose as well.  Both states require filing quarterly sales tax returns.  Because we do not maintain an office in any jurisdiction other than Utah and Nevada, we are not, to our knowledge, required to collect sales taxes in or for any other jurisdiction.  According to the Utah State Tax Commission, persons who buy our product outside of the State of Utah are supposed to pay a "use tax" to their own respective state taxing authority.  Collecting sales or use taxes outside of the States of Utah and Nevada are therefore not our responsibility.  Were we to open an office in another state, we would be required to collect sales taxes from purchasers of our product who reside in that state.  At present, we only maintain an office in the State of Utah and technically, Nevada.  We will thus pay sales taxes in those two states to the extent we have purchasers of our products who reside in either of those two states.

The extent to which the manufacturers of Tonify, X-Mint, Gray-to-Great and Mitigator® maintain a retail or other substantial presence in another state, it is possible that we may be required to charge sales or use taxes to persons who purchase from our website in those particular states.  At the present time, we are not aware that such is the case.

Competition, Marketing Data and Information

Tonify, X-Mint, Gray-to-Great and Mitigator®’s manufacturers have other wholesale distributors like us who offer the two products for sale through retailers, dealers and their websites.

As disclosed elsewhere herein, in 2015, we will likely be ceasing to offer Tonify and X-Mint for sale because (1) they have not sold well and (2) inventory for those two products was difficult to maintain during 2014.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Not applicable because we obtain product directly from the manufacturer or a Florida distributor of the manufacturer and, at the same time, we maintain sufficient inventory on hand to satisfy orders.  We also ship product directly that is purchased through our website and therefore don’t rely on drop shippers, for example.

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

Because we don’t own or license them, we have no intellectual property protection or rights with respect to the 4 products we are retailing on and through our website, namely, Tonify, X-Mint, Gray-to-Great and Mitigator®.

We currently have no franchises, concessions, royalty agreements or labor contracts.  As disclosed in earlier Edgar filings, in 2009, we entered into such license agreement with one of our then-directors to market a new product, the formula for which was separately and independently developed by him.  Such product is a “super juice ” drink, which we unveiled 3 to 4 years ago and  named EpiGaia ™.  This is the only license agreement to which we are currently a party and it is essentially moot at the present time.  We are not currently marketing this particular product for want of advertising capital and therefore, our plans with respect thereto are “on hold.”  This license agreement involves nominal consideration to this former director as a result of his insider status at the time.  Because he is no longer on our board and we are not marketing EpiGaia™, these issues are not relevant at the present time.  With regard to EpiGaia™, we have included the “ TM ” or trademark designation next to the name EpiGaia ™ in that, on May 7, 2009, we applied, through intellectual property counsel, for a federal trademark and trade name with the U.S. Patent and Trademark office in Washington, D.C.  In addition to applying for a federal trademark and trade relative to the name “EpiGaia,” on the same date we also applied for a trade name and trademark for the names “Epigenic Health” and “Epigenic Wellness.” These three (3) applications are identified by Serial Nos.77/.731,844, 77/731,917 and 77/731,888, respectively.  We intend to use the TM designation in connection with our use of any of these marks.  These three federal trademark applications have been pending for some time.  We have no way of knowing, at the present time if our applications will be granted, or, if they or any of them are, when that might occur.

All Day Energy Spray®, on which we have a registered federal trademark, uses a proprietary, natural energy formula called XYTINE™ and on which we also previously filed for a federal trademark or trade name with the U.S. Patent and Trademark Office.  See also Item 2 of this Part immediately below titled “PROPERTIES.”  Because we are no longer actively marketing these products, we are not aware of the current status of our various trademark and trade name applications and properties.

Research and Development Costs during the Last Two Fiscal Years

During the years ended December 31, 2014 and December 31, 2013, we expended no money towards research and development.

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

Facilities

We are now using as our principal place of business the office address of our majority stockholder and two of our directors.  That address is 2681 East Parleys Way, Suite 204, Salt Lake City, Utah 84109, phone number 801-322-3401.  We have no written agreement with such persons and pay no rent for the use of this facility.  Even if we had the capital, because we are a start-up eCommerce retail business, we have no current need or plans to secure separate commercial office space from which to conduct our business.  This is also the facility where we store our materials and inventory.  This is also at no cost to us at the current time.

Additional Information

For more detailed information on our business and business plans, reference is made to ITEM 7 below titled “MANAGEMENT'’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS.”

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None; not applicable.

ITEM 2. PROPERTIES.

We own all right, title and interest in and to our two health and energy products Active UpLift® and All Day Energy Spray®, none of which we are marketing at the present time .  Other than as set forth in our license agreement with one of our former directors, we also own all right, title and interest in and to our  “super juice ” EpiGaia™, a product that we are also not currently marketing.  This interest is through an exclusive licensing agreement mentioned above with a former director.  Finally, we own all right title and interest in and to our “Green Tea Diet” drink that we have also been holding off from marketing at the present time.

As set forth in the section above titled Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts,” we have a federal trade name and trademark on the phrase Active UpLift® which we obtained in 2008.  During our 2009 fiscal year, we received notice from our intellectual property attorneys that our application with the U.S. Patent and Trademark Office for a trade name and trademark on the phrase All Day Energy Spray® had issued and is now registered.  This enabled us to put the capital “R” with a circle around it next to the name of both of these products, something that we have routinely done on all of our shipping packages and boxes used in interstate commerce.

We have contemplated filing with the U.S. Patent and Trademark Office for a federal chemical patent on our Active UpLift® formula but have not as yet done so for want of capital.  Based on our lack of capital available for such purpose, it is unlikely that we will do so.

We have no proprietary or other interest in the four (4) products we are currently marketing on our website at the present time, namely, Tonify, X-Mint, Gray-to-Great and Mitigator®.  We market such products as a distributor only.

As disclosed elsewhere herein, in 2015, we will likely be ceasing to offer Tonify and X-Mint for sale because (1) they have not sold well and (2) inventory for those two products was difficult to maintain during 2014.

Executive Offices

In September 2013, our executive offices were re-located to 2681 East Parleys Way, Suite 204, Salt Lake City, Utah  84109, phone number 801-322-3401.  This is also the business office address of our two directors and our principal shareholder.  As stated above in the subheading titled “Facilities,” we pay no rent for the use of this address or facility.  We do not believe that we will need to maintain any other or additional office space at any time or in the foreseeable future in order to carry out our plan of operations described in this document.  This is because our business is primarily “on-line” at the present time, meaning that our current facilities are adequate to meet our needs until something occurs which requires either more or different office space.  We do not foresee that in the immediate or foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None; not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As per information obtained from the OTC Markets Group, Inc. (www.otcmarkets.com), the price and trading activity in our stock for each quarter of fiscal 2014 and 2013 is set forth below.

ISSUE:   UPLIFT NUTRITION, INC.

( NV )       COMMON

2014 TRADING INFORMATION REPORT AS REPORTED BY THE FINANCIAL INDUSTRY REGULATORY

AUTHORITY COMPOSITE FEED OR OTHER QUALIFIED INTERDEALER QUOTATION MEDIUM.  THE PRIMARY STOCK MARKET LISTING IS NOTED.

ISSUE:

UPLIFT NUTRITION, INC. ( NV )

COMMON

OTC:

CLOSING BID

2014

HIGH

LOW

JAN. 2

THRU

.25

.004

MAR. 31

APR. 1

THRU

.03

.0042

JUNE 30

JULY 1

THRU

.01

.03

SEPT. 30

OCT. 1

THRU

.05

.031

DEC. 31

NOTE: THE INFORMATION IS COMPILED WITH CARE FROM SOURCES BELIEVED TO BE

RELIABLE BUT WE CANNOT GUARANTEE THE ACCURACY NOR WARRANTEE ITS USE FOR ANY

PURPOSE.

NOTE: THE ABOVE QUOTATIONS REPRESENT PRICES BETWEEN DEALERS AND DO NOT

INCLUDE RETAIL MARKUP, MARKDOWN OR COMMISSION. THEY DO NOT REPRESENT ACTUAL

TRANSACTIONS AND HAVE NOT BEEN ADJUSTED FOR STOCK DIVIDENDS OR SPLITS.

NOTE: THE INFORMATION INCLUDED HEREIN IS FOR YOUR INTERNAL USE ONLY, AND MAY

NOT BE REDISTRIBUTED WITHOUT THE PRIOR WRITTEN CONSENT OF OTC MARKETS GROUP.

OTC MARKETS GROUP INC.

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

As of our year end, there were a total of 13,892,597shares issued and outstanding.  For more information on who owns our stock and what stock may trade without restriction, see Item 12 of Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

As stated above, we currently have no outstanding warrants, options, incentive stock option or employee compensation plans of any kind or nature.  As disclosed above, however, our Board of Directors now has the power and authority under our Amended Articles filed with the Secretary of State of Nevada in November 2011 to craft an incentive stock option or employee compensation plan if it so desires without further shareholder approval.  At the same time, and though there are currently no plans to do so, no assurance can be given that such derivative securities will not be issued in the future, particularly if there is a good business reason to do so.  We do have a convertible note outstanding in favor of our majority shareholder that can be converted into common stock.  It is similar to a revolving line of credit.  As he advances more money, there is more debt that can be converted to stock.  This convertible note was assigned to our majority shareholder on September 6, 2013 from a former majority shareholder.

In July 2014, Mr. Deworth Williams, our majority shareholder, sold or conveyed the portion of the Convertible Note that he acquired from Uplift Holdings, LLC (“Uplift Holdings”) in September 2013, to Mr. Edward F. Cowle.  At the time that Mr. Williams acquired the Note, it had a face value of approximately $60,000.  The face amount of the Note as acquired from Uplift Holdings was thus assigned to Mr. Cowle.  Mr. Williams has advanced us additional funds to us since September of 2013, thereby adding to the Note over the last year to the extent of approximately $41,000 as of the end of our fiscal year.  See our balance sheet in our audited financial statements filed under Item 8 below.  In his partial assignment to Mr. Cowle, Mr. Williams retained that portion of the Note that he added within the last year.

Having obtained an OTCBB symbol as long ago as 2007, there are, and have been, no plans, proposals, arrangements or understandings with any person, including any securities broker-dealer or anyone associated with a broker-dealer, concerning the development of a trading market in our common capital stock on the OTCBB or OTCQB, the latter of which is quoted through www.otcmarkets.com.   Moreover, we have had no discussions with anyone, to date, in this regard.

Holders

According to our stock transfer agent, Fidelity Transfer Company, as of the date of this annual report, there are approximately 1,244 holders of record of our common capital stock.

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

Description of Securities

Our authorized capital stock consists of 100,000,000 shares of common capital stock, $0.001 par value, of which 13,892,597 shares were issued and outstanding as of our fiscal year-end, December 31, 2014.  During February 2014, 200,000 shares were issued to a former director and officer as compensation for services rendered.  As also disclosed above, as a result of the November 2011 amendments to our Nevada Articles, our capital stock also consists of an additional 10 million preferred shares which we authorized, having a par value of $0.001 per share, of which none are currently issued or outstanding, the preferences and rights concerning which have not as yet been determined by our Board of Directors.  See Exhibit 3.2 hereto referenced in Part IV, Item 15 below.

As of our December 31, 2014, year-end, including the date of this Annual Report, there are NO options, warrants, stock appreciation rights, or other rights of a similar nature outstanding which currently obligate us to issue any additional common stock to anyone.  Our common stock is considered a "penny stock" because it meets, or would meet, if and when it trades, one or more of the definitions in Commission Rule 3a51-1 of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the FINRA’s automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

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

Recent Sales of Unregistered Securities

None during the 2014 calendar year other than on or about February 11, 2014, our Board authorized the issuance of 200,000 “restricted” shares to our then CEO and President, Gary C. Lewis, for services rendered.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers.

We did NOT purchase any of our own securities during the 2014 fiscal year.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our principal business plan up to and through the end of the this 2014 fiscal year has been to promote, market and sell Tonify, X-Mint, Gray-to-Great and Mitigator®, four new products, two of which we just started marketing, all as disclosed in Part II, Item 5 below.  See our website, www.upliftnutritioninc.com.

As disclosed above, it appears that for 2015, we will cease offering and selling Tonify and X-Mint because (1) sales of those two products has not been what we anticipated and (2) we have difficulty keeping those products in inventory.

Our Websites

Within the last 2 years, we redesigned our principal Uplift website.  We also shut down or discontinued our former websites, www.epigaia.com, www.alldayenergyspray.com, and www.upliftenergy.com in favor of just the one website.  A couple of years ago, we spent an enormous amount of time and energy revamping and modernizing www.upliftnutritioninc.com and strongly encourage any investor or interested person to visit it.

Inventory

We no longer carry any inventory of Active UpLift® and All Day Energy Spray®.  We do maintain limited inventory of Tonify, X-Mint, Gray-to-Great and Mitigator®.  Presently, as of the date of this report, we are out of Tonify and X-Mint.

As of December 31, 2014, we had limited Tonify, X-Mint, Gray-to-Great and Mitigator® in inventory.  We have not  been too concerned about keeping product on hand because it is easy for us to obtain at the present time.

We are NOT Dependent on One Supplier for Our Potential Success

With regard to our products, we are not dependent on any one supplier for our ability to receive and inventory product.

With regard to Tonify and X-Mint, if necessary, we can obtain additional product directly from a distributor in Florida that prior management has known for a long time.

Our Business Plan over the Remainder of the Year

As a result of the recession and people tightening their belts and not spending as much money, we had a difficult time generating sales for Active UpLift® and All Day Energy Spray®.  As a result, and as stated above, we decided a couple of years ago to suspend all advertising on those two products and cease selling them.  Starting approximately 2 years ago, as disclosed elsewhere herein, we added 2 new products to sell as a broker.  In 2014, we added 2 more products.  To accommodate these efforts, we have completely updated and expanded our existing website, and have shut down the other two websites leaving www.upliftnutritioninc.com as the only website available for advertising, marketing and sales.  As stated elsewhere herein, for want of advertising capital, we no longer offer our Active Uplift® and All Day Energy Spray® products.

We hope that our new marketing efforts related to Gray-to-Great and Mitigator® will be successful but this remains to be seen.  Because we are no longer marketing our principal energy drink products and we have embarked on marketing four entirely new products, we do not believe that comparing cost of goods sold for 2014 to 2013 is particularly relevant or meaningful.  The increase in revenue primarily occurred due to the Company beginning to sell Mitigator product, during the fourth quarter.

Our marketing expenses for the year ended December 31, 2014 were $174 compared to $1,096 for the year ended December 31, 2013.  For the year ended December 31, 2014, we incurred no advertising costs and no costs of connection with product used in demonstrations, free samples, and giveaways in connection with sponsorship of events.  We did incur $174 for marketing on our website during the fiscal year.

Consulting and professional fees were $20,434 for the year ended December 31, 2014 compared to $41,339 during the year ended December 31, 2013.  No major change was expected in professional fees as we will continue to have audits and reviews of the financial statements and otherwise rely on legal counsel from time to time.  These professional fees also include professional Edgarizing costs and fees, which further include the cost of complying with the SEC’s mandated XBRL feature in EDGAR filings.

General and administrative expenses were $1,129 for the year ended December 31, 2014 compared to $7,406 for the year ended December 31, 2013.  The decrease is mainly the result of decreased sales and operations and our efforts to further wind down the marketing of our previous energy drinks.

Liquidity and Capital Requirements

As of our fiscal year ended December 31, 2014, we had $10,499 in cash.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital has historically been provided by our majority shareholder.  Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder under the convertible note with him, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe that it likely that our agreement with our majority shareholder would be modified to require such.  Our majority shareholder’s loans to us are considered or designated by us as "advances" inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest or keep track of what it is, at present, we have no way of paying any interest payments to him.  As of December 31, 2014, we have accrued $2,463  in interest due and owing to H. Deworth Williams, our majority shareholder.  In the event we modify our oral agreement in the future with Mr. Williams so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and him would not agree to such a modification unless we were profitable and could afford to make such interest payments.

We hope to be able to satisfy our cash requirements for at least the next 12 to 18 months in that our majority shareholder has committed himself to advancing what funds are necessary for us to satisfy all of our cash requirements and otherwise keep us current in our 1934 Exchange Act reporting obligations for at least the ensuing year or two.

We believe that a year period is consistent with the disclosure in our PLAN OF OPERATION described below in that we believe that within the next year or 2 years, we should be able to successfully carry out our business plan if we can find sufficient advertising capital on acceptable terms.  If a determination is made by management within the next year that we will NOT be successful and that our business plan is or will be a failure for reasons which we can only imagine, our majority shareholder may elect not to advance us any more funds.  See the section titled "PLAN OF OPERATION" below.  Having said this, we are unable to guarantee that at the expiration of two or three years from now, and assuming that our business plan is NOT by then successful, that our majority shareholder will continue to advance us sufficient money to allow us to continue in our reporting obligations.  We do not mean to imply, however, that our majority shareholder will NOT continue to advance us funds beyond the next year, particularly if it appears that we will indeed be able to successfully carry out our business plan if we continue beyond the year.  If our majority shareholder does not desire to loan or advance us sufficient funds to continue for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time, as to do so would be highly speculative on our part.  It is possible, however, that we would consider a private placement of our shares for advertising capital, the form of which we also cannot predict at this time or even taking on an entirely new business.

Our Budget over the Next 12 Months

Due to our lack of working capital necessary to generate a serious and aggressive advertising campaign, we are unable to devise or project an advertising budget for 2015.  Assuming that we do not obtain sufficient working capital during the year to embark on an extensive advertising campaign, what capital we have or what advances we will obtain from our majority shareholder will be used, during 2015, to keep us current in our reporting obligations and to pay attorneys, accountants and auditors.

Contingency Planning

Any funding for emergencies is anticipated to be advanced by our majority shareholder.

Off-Balance Sheet Arrangements

None; not applicable.

Effect of Current Economic Conditions

Obviously, current economic conditions are hurting all businesses, not to mention retail outlets and retail sales overall.  Most Americans are not spending money today like they have in the past, though they are buying more things on-line.  Since much of the effects of the current recession have only become apparent in recent years, we are not in a position at this time to predict the recession’s effects on our overall business plan and plan of operation, not to mention predicting 2015 sales.  No retail company that we know of is making any such predictions.  We suspect that sales in 2015 will be slower than they might otherwise be, simply because there is some talk of the world’s economy slowing down.

It is also our belief that 3 of 4 products are considered ‘boutique’ products that will sell well as long as the economy does well and the public has extra expendable income.  (We do not believe Mitigator® is a boutique product.)  Although we are experiencing some sales, the current recession may likely have a negative effect on future sales.  We also believe that the particular market for 3 of our 4 products is considered an ‘impulse’ market.   This means that sales can be sporadic.

PLAN OF OPERATION

As stated in Items 1 and the beginning of this Item 7 above, our principal business plan has been modified to rebuild our website, www.upliftnutritioninc.com, and enter into a marketing or distributorship agreements to sell at least four (4) new products on-line, two of which we began marketing as recently as 2014.  Because of our change in direction, we shut down our two other major websites so we could concentrate all of our marketing and sales efforts on our one principal website.

Shipping of Our New Products

Both Tonify and X-Mint are packaged in DVD-sized containers which are light weight and inexpensive to ship through the US Postal Service or one of the private shipping services.  We pass this cost on to the customer.  Gray-to-Great and Mitigator® are packaged and shipped in a similar way.

Inventory

As stated in the beginning of Item 1 above, we have phased out the sale of Active UpLift® and All Day Energy Spray®.   We do not intend to mix any more of these products.  What is on hand and in inventory we will sell on-line until the viability of the product fully expires.

We currently have limted Tonify or X-Mint on hand but we do have $355 worth of Gray-to-Great and Mitigator® on hand.

Our Current On-Line Marketing/Advertising Strategy

As disclosed above, we changed directions in approximately 2 years ago and decided to concentrate our marketing efforts on Tonify and X-Mint.  Since then we have added 2 more products.  In this regard, we are concentrating our new and current marketing efforts on keeping our current revamped website updated and fully functional.  Through these efforts, we have started a marketing effort on various popular and more significant search engines.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders’

Uplift Nutrition, Inc.

We have audited the accompanying balance sheets of Uplift Nutrition, Inc. (the Company) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Uplift Nutrition, Inc. as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recognized minimal revenue and has accumulated losses of $1,605,338 December 31, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 15, 2015

UPLIFT NUTRITION, INC.
Balance Sheets

ASSETS

	December 31,	December 31,
	2014	2013

CURRENT ASSETS

Cash	$10,499	$2,981
Accounts Receivable	300	-
Inventory	355	113

Total Current Assets	11,154	3,094

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS

Patents, net	-	-

Total Other Assets	-	-

TOTAL ASSETS	$11,154	$3,094

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$13,672	$798
Accrued interest payable - related party	2,463	3,392
Due to related parties	41,312	81,811
Notes Payable	60,000	-

Total Current Liabilities	117,447	86,001

TOTAL LIABILITIES	117,447	86,001

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized,
13,892,597 and 13,692,597 shares issued
and outstanding, respectively	13,893	13,693
Additional paid-in capital	1,485,152	1,484,512
Accumulated deficit	(1,605,338)	(1,581,112)

Total Stockholders' Deficit	(106,293)	(82,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,154	$3,094

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

NET REVENUES	$8,806	$517

OPERATING EXPENSES

Cost of sales	4,431	7
Marketing	174	1,096
Legal and professional fees	20,434	41,339
Other general and administrative	955	7,406

Total Operating Expenses	25,994	49,848

LOSS FROM OPERATIONS	(17,188)	(49,331)

OTHER INCOME

Loss on Impairment	-	(1,711)

Interest expense - related party	(7,038)	(3,165)

Total Other Income (Expense)	(7,038)	(4,876)
		.
LOSS BEFORE INCOME TAXES	(24,226)	(54,207)

Income Taxes	-	-

NET LOSS	$(24,226)	$(54,207)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	13,869,583	13,692,597

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, December 31, 2012	13,692,597	13,693	1,484,512	(1,526,905)	(28,700)

Net loss for the year ended
December 31, 2013	-	-	-	(54,207)	(54,207)

Balance, December 31, 2013	13,692,597	$13,693	$1,484,512	$(1,581,112)	$(82,907)

Common stock issued for services
at $0.0042 per common share, Feb 2014	200,000	200	640	-	840

Net loss for the year ended
December 31, 2014	-	-	-	(24,226)	(24,226)

Balance, December 31, 2014	13,892,597	$13,893	$1,485,152	$(1,605,338)	$(106,293)

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013

OPERATING ACTIVITIES

Net loss	$(24,226)	$(54,207)
Adjustments to reconcile loss
to cash flows from operating activities
Depreciation and amortization	-	909
Recovery of contingency accrual	-	-
Provision for accounts receivable	-	-
Stock issued for services	840	-
Loss on disposal of website	-	-
Inventory obsolescence	-	-
Loss in impairment	-	1,711
Changes in operating assets and liabilities
Inventory	(242)	623
Accounts receivable	(300)
Accounts payable	4,907	(17,031)
Accrued interest – related party	7,038	3,165

Net Cash Provided by (Used
in) Operating Activities	(11,983)	(64,830)

INVESTING ACTIVITIES

Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES
Bank overdraft	-	(300)
Net advances from shareholders	19,501	68,111

Net Cash Provided by Financing Activities	19,501	67,811

NET INCREASE IN CASH	7,518	2,981

CASH AT BEGINNING OF PERIOD	2,981	-

CASH AT END OF PERIOD	$10,499	$2,981

SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES:

Assignment of stockholder note payable	$60,000	$-
Assignment of accrued interest stockholder notes payable	$5,586	-

UPLIFT NUTRITION, INC.

Notes to the Financial Statements

December 31, 2014 and 2013

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

Receivables

Accounts Receivable generally consists of trade receivables arising in the normal course of business.  The Company establishes an allowance for doubtful accounts that reflects the Company’s best estimate of probable losses inherent in the accounts receivable balances.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available information.  The balance of accounts receivable at December 31, 2014 and 2013 was $300 and $-0- respectively.

Website Costs

The Company has adopted the provisions of FASB ASC 350.  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset.

UPLIFT NUTRITION, INC.

Notes to the Financial Statements

December 31, 2014 and 2013

Note 1 – Summary of Significant Accounting Policies (Continued)

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

The Company records revenue net of sales discounts, including coupons, sales incentives, and volume discounts. The Company accounts for product coupon incentives the later of 1) the date at which the related revenue is recognized or 2) the date at which the sales incentive is offered.   Coupons are recorded as a discount in revenue. Total discounts for the years ended December 31, 2014 and 2013 were $-0-.

Advertising Cost

Cost incurred in connection with advertising and marketing of the Company’s products are expensed as incurred. Such costs amounted to $174 and $1,096 for the years ended December 31, 2014 and 2013, respectively.

Research and Development Cost

The Company expenses research and development costs for the development of new products as incurred.  Such costs for the years ended December 31, 2014 and 2013 were $-0-.

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

Note 1 – Summary of significant Accounting Policies (continued)

Fair Value of Financial Instruments (Continued_

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables, inventory and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,605,338 from March 7, 2005 (inception) through December 31, 2014 including a loss of $24,226 for the year ended December 31, 2014. The Company has recognized minimal revenue (from March 7, 2005 (inception) through December 31, 2014), which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Related Party Transactions

A shareholder of the Company made multiple advances to the Company beginning in the 2008 fiscal year and continuing through 2014.  The aggregate total of these advances (net of repayments) was $41,312 and $81,811 at December 31, 2014 and 2013, respectively. The advances are unsecured, accrue interest at an annual rate of eight percent and are payable on demand. As of December 31, 2014 and 2013, the Company has accrued interest due on this note in the amounts of $2,463 and $3,392, respectively.

UPLIFT NUTRITION, INC.

Notes to the Financial Statements

December 31, 2014 and 2013

Note 3 – Related Party Transactions (Continued)

Beginning in October, 2013 a shareholder of the Company made multiple advances to the Company.  These advances totaled $101,312 at December 31, 2014.  The advances are unsecured, accrue interest at a rate of eight percent per annum, and are payable on demand.  As of December 31, 2014 the Company had accrued interest totaling $2,463.

Note 4 – Inventory

Inventory consists of the following:

	December 31, 2014	December 31, 2013
Raw materials and supplies	$ -	$ -
Finished goods	719	113
Total inventory	$ 719	$ 113

Note 5 – Intangible Assets

Intangible assets consist of Trademark application costs totaling $6,593 as of December 31, 2014 and 2013 relating to nutritional supplements sold under the Active Uplift™ label.  These intangibles are amortized on a straight line basis over their estimated useful life of 10 years.  Accumulated amortization at December 31, 2014 and 2013 was $6,593, and $4,882 respectively. Trademarks were fully impaired during the year, due to the fact that they were not renewed, subsequent to the year end. Patents were $6,593, and accumulated amortization was $6,593 at December 31, 2014.

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

At December 31, 2014 the Company had net operating loss carryforwards of approximately $557,302 that may be offset against future taxable income through 2034.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

UPLIFT NUTRITION, INC.

Notes to the Financial Statements

December 31, 2014 and 2013

Note 6 – Income Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL Carryover	$ 545,815	$ 536,651
Common stock issued for services	185,667	185,381
Valuation allowance	(731,481)	(739,432)

Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013
Current Federal Tax	$ -	$ -
Current State Tax	-	-
Change in NOL Benefit	(8,237)	(18,430)
Share-based payments	286	-
Change in valuation allowance	7,951	18,430
	$ -	$ -

At December 31, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2014, 2013 and 2012.

Note 7 – Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31,

	2014	2013
Net loss (numerator)	$ (24,226)	$ (54,202)
Weighted average shares outstanding (denominator)	13,869,583	13,692,597
Basic and fully diluted net loss per share amount	$ (0.00)	$ (0.00)

For the years ended December 31, 2014 and 2013, the Company had no potentially dilutive common stock equivalents issued.

Note 8 – Stockholders’ Equity

As of December 31, 2014 and 2013, the Company had 13,892,597 shares of $0.001 par value common stock issued and outstanding and an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc.

In February 2014 the Company issued 200,000 shares of common stock to an unrelated third party for services rendered.  The shares were valued at $0.01 per share, resulting in an aggregate expense of $2,000.

Note 9 – Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2014 and 2013.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in the ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard and will not report inception to date financial information.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective for both of our fiscal years ended December 31, 2014, in which there was no material weakness.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

As disclosed in our last quarterly filing on Form 10-Q, on September 15, 2014, Gary C. Lewis resigned from our Board of Directors and as President, CEO and CFO to pursue full time employment with The Home Depot.  We greatly appreciate all of Mr. Lewis’s dedicated work for and in behalf of the Company over the past several years.  Director Geoff Williams took  Mr. Lewis’s place or position as our Chairman of the Board, President, CEO and chief financial officer (CFO) effective September 16, 2014.  Our current directors, officers and “control persons” are as follows:

Name	Age	Position
Geoff Williams	44	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer
Rachel Winn	44	Director

GEOFF WILLIAMS, Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, and Secretary/Treasurer.  Since 1994, Mr. Williams has been a representative of and partner in Williams Investment Company, a Salt Lake City, Utah, financial consulting and corporate services firm involved in facilitating and structuring mergers, acquisitions, business consolidations and financings.  Geoff has been instrumental in negotiating well over thirty of these transactions, most of which have resulted in private companies going public, and subsequently being traded on various public exchanges.  In addition, Geoff has often arranged financings for these companies, as well as others.  For numerous years he sat on the board, and was one of three founding principals of U.S. Rare Earths, Inc. (OTC BB: UREE ), a publicly-held mineral exploration company.  He has been on the board of directors of several companies, most recently Protect Pharmaceutical Corporation (OTC BB: PRTT ).  Geoff also oversees the real estate division of Williams Investment Company, which currently has undertakings in several locations across the Intermountain West, as well as Hawaii, California, and Baja California, Mexico.  Mr. Williams attended the University of Utah, California Institute of the Arts, and La Sorbonne (Paris, France).

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

RACHEL WINN , Director.  Ms. Winn is currently employed as Assistant Office Manager at Williams Investment Company, in Salt Lake City, Utah, a financial consulting and corporate services firm involved in facilitating and structuring mergers, acquisitions, business consolidations and financings.  Outside of her office duties, Ms. Winn also serves as a member and principal shareholder of Fortune Viniculture, L.L.C., a limited liability company which holds interests in vineyard properties located near Ensenada, Mexico.  Additionally, she is the personal Executive Assistant to the Director of Operations of Elite Engineering Solutions, L.L.C., a company offering government compliance services, manufacturing and testing.

Family Relationships

Geoff Williams and Rachel Winn, are married.   Geoff Williams is also the son of our principal and majority shareholder, H. Deworth Williams.

Other Matters Relating to Our Management

None of our officers or directors devotes his or her full time to the management of the Company.  Since all three individuals have full-time jobs, each estimates that they will devote between 1% and 10% of their time to the Company and its affairs.  We believe that this may be as many as 5 hours per week on the part of each officer and director.  Obviously, much of this will depend on how the Company’s future business and sales unfold.  Ms. Winn’s efforts will concentrate on product development.  Mr. Williams’ efforts will concentrate on the business end of the Company such as marketing and sales.

None of our officers and directors, not to mention our majority shareholder, has been involved, directly or indirectly, in any bankruptcy or insolvency proceeding of any kind.  None is currently involved in any litigation nor has any been involved in any litigation that would have a bearing on any such person's fitness or other ability to act and serve as a director or officer of the Company.

We deny that any person other than our officers or directors or our major shareholder identified above "controls", or has the power to "control," us as contemplated in the "control person" provisions of both state and federal securities laws and as the word "control" is further defined in Rule 405.  We may engage consultants or advertising experts in the future but to the extent we do, such persons will likely NOT have an ability to "control" us or our decisions, either directly or indirectly.  Further, if we enter into any consulting agreement with any consultant or expert, including an "endorser" of our products, such agreement(s) will provide that to the extent the consultant ever acquires a direct or indirect interest of 5% or more of our issued and outstanding securities, the consultant or endorser will so notify us and otherwise undertake whatever reporting obligation is required of him or her.

Board Meetings and Committees

During the 2014 fiscal year and through the present, nearly all of our Board Meetings were conducted or held in person at our offices where our directors and our majority shareholder work.  Some of these Board Meetings have been formalized into written consent minutes and some have simply been advisory in nature, followed up by written consent or other minutes.

As set forth in our Nevada Articles of Incorporation and Bylaws, copies of which are attached to our original Form 10-SB registration statement filed in 2007, all directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified.  There are no agreements with respect to the election of directors.  Though we have not compensated any director for his or her service on the board of directors or any committee, directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board of directors and any committee of the board of directors.  Due to our current lack of capital resources, our current directors will likely defer his, her or their expenses and any compensation due and owing them, if any, until such time as we can generate retained earnings, if we can, from the sale of  our new products or any others we take on.  As of the date of this document, our officers and directors have NOT accrued any expenses in their capacities as officers and directors other than their time.  As further set forth in our Articles and Bylaws, officers are appointed annually by the Board of Directors and each executive officer serves at the discretion or will of the Board of Directors.  We currently have no standing committees and presently have no reason that we are aware of to create any.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent (10%) of the issuer’s common stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the NASD.  These persons are also required to furnish the Company with copies of all Section 16(a) forms they file.  These requirements commenced when the Company's Form 10-SB registration statement became effective in 2007.  Therefore, as of the date of this Annual Report on Form 10-K, these persons have been subject to the requirements of Section 16(a).  Uplift Nutrition has informed these individuals, including our majority shareholder, of their obligations under Section 16(a) and all are otherwise aware of them.  Further, we have set up a procedure whereby periodically we will endeavor to (i) notify these persons or other future directors, officers, affiliates or "control persons" of their Section 16(a) obligations; (ii) review the copies of Forms 3, 4, and 5 that these persons will need to file with the Commission; (iii) request written representations from them that no other filings or disclosures were required or necessary; and (iv) make a determination that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during the fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

During 2014 and 2013, none of our current officers or directors received any salary or any stock as bonuses, for compensation, or for any other reason.  The only officer or director who received compensation of any type or kind over the last two years was our former officer and director, Gary C. Lewis, an individual who had been with us since 2007.  In February 2014, he was awarded 200,000 “restricted” shares as compensation for services rendered.  Mr. Lewis left us on September 15, 2014 to pursue other opportunities.  See the Summary Compensation Table immediately below:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Jessica Stone Rampton, Sec/Treas., CSO and Director thru July 16, 2014	12/31/2014 12/31/2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Edward H. Hall, Former Chairman of the Board thru Sept. 6, 2013	12/31/2013	0	0	0	0	0	0	0	0
Gary C. Lewis President, CEO, CFO and Chairman of the Board thru Sept. 15, 2014	12/31/2014 12/31/2013	0	0	$840 0	0 0	0 0	0 0	0 0	0 0
Bruce Miller, Vice President and Director thru Sept. 6, 2013	12/31/2013	0	0	0	0	0	0	0	0
Geoff Williams, Director after Sept. 6, 2013 and President, CEO, CFO and Chairman of our Board of Directors after resignation of Gary C. Lewis on September 15, 2014	12/31/2014 12/31/2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Rachel Winn, Director after Sept. 6, 2013	12/31/2014 12/31/2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

We have NOT adopted a bonus, stock option, profit sharing, or deferred compensation plan of any sort for the benefit of our employees, officers or directors.  This, however, does not mean that we will not do so in the future, given that we are authorized by our Amended Articles to do so without further shareholder approval.   See Exhibit 3.2 hereto referenced  in Part IV, Item 15 below.  Further, we have not entered into an employment agreement of any kind with any of our directors or officers or any other persons and no such agreements are anticipated in the immediate or near future.

Absence of Management Employment and Other Compensation Agreements

We do not at this time pay any of our officers any salary.  We do not provide any other benefits to our officers.  We do not have any written agreements with any of our officers and directors.

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

Our Chairman of the Board, President, CEO, and CFO, Gary C. Lewis, received 200,000 “restricted” shares in February 2014 for services rendered as of such date.  These are the only shares we issued during 2014.  Nor have any additional shares been issued between December 31, 2014 and as of the date of this report.

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

Indemnification of Our Officers and Directors

Nevada corporate law in general and applicable provisions of our existing Bylaws authorize us to indemnify any director, officer, agent and/or employee against certain liabilities and to the full extent allowed under Nevada law.  Further, we may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against.  Indemnifying and/or insuring officers and directors from the increasing liabilities and risks to which such individuals are exposed as a result of their corporate acts and omissions could result in substantial expenditures by Uplift, while preventing or barring any recovery from such individuals for the possible losses incurred by the Company as a result of their actions.  Even assuming that we could afford it, we have no plans to obtain any officer or director (D&O) liability insurance at the present time.

Outstanding Equity Awards at Fiscal Year-End

None during fiscal 2014.  However, as stated above, on February 11, 2014, 1 of our 4 directors at the time, namely, Mr. Lewis, was awarded a total of 200,000 “restricted” shares for services rendered as of the date of the award.  This increased our issued and outstanding shares by such amount during 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially* Owned	Percent of Ownership of Common Stock Outstanding

Geoff Williams (1) 2681 East Parleys Way, Suite 204 Salt Lake City, Utah 84109	441,600	3.1%

Rachel Winn (2) 2681 East Parleys Way, Suite 204 Salt Lake City, Utah 84109	- 0 -	0%
H. Deworth Williams (3) 2681 East Parleys Way, Suite 204 Salt Lake City, Utah 84109	10,401,550	74.8%

Directors, officer and 5% or more holders as a group (5 persons only)	10,843,150	78%

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

(1)      GEOFF WILLIAMS, a Director, acquired his shares on or about September 6, 2013, in the change of control transaction reported on Edgar on Form 8-K, at which time he also became a Director.  Effective September 15, 2014, Mr. Williams took over for Mr. Gary C. Lewis who resigned from his position as our Chairman of the Board and as our President, CEO, CFO.  Mr. Lewis resigned to pursue employment with The Home Depot.

(2)      RACHEL WINN, a Director, became a Director of Uplift on or about September 6, 2013, pursuant to the change of control transaction reported on Edgar on Form 8-K.

(3)      H. DEWORTH WILLIAMS, the father of Geoff Williams, acquired his shares, namely, voting control of the Issuer, on or about September 6, 2013, in a change of control transaction reported on EDGAR on Form 8-K.

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

Fee Category	2014	2013
Audit Fees	$12,000	$17,058
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$12,000	$17,058

Audit fees for the years ended December 31, 2014 and 2013 were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in the Quarterly Reports on Form 10-Q, consents and other assistance required to complete the year- end audit of our financial statements.

Audit-Related Fees as of the years ended December 31, 2014 and 2013 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended December 31, 2014 and 2013 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended December 31, 2014 and 2013.

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

The following Exhibits are incorporated by reference as a part of this Annual Report on Form 10-K:

3.1   Articles of Incorporation, which were filed as an exhibit to our November 2, 2007, Form 10-SB registration statement

3.2   Amendments to our Articles of Incorporation filed with and stamped by the State of Nevada on November 21, 2011 and the corollary Nevada Certificate of Amendment, copies of which were filed with our 2012 Annual Report on Form 10-K

3.3    Bylaws, which were filed as an exhibit to our November 2, 2007, Form 10-SB registration statement

SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, UPLIFT NUTRITION, INC., has duly caused this Annual Report on Form 10-K for its fiscal year ended December 31, 2014, to be signed on its behalf by the undersigned, thereunto duly authorized.

UPLIFT NUTRITION, INC., Issuer

Date:	April 15, 2015	By:	/s/ Geoff Williams
Geoff Williams
President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer

Date:	April 15, 2015	By:	/s/ Geoff Williams
Geoff Williams
Chairman of the Board

20