Form 10-Q
period 2015-03-31
Uplift Nutrition, Inc.
filed 2015-05-15
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the  quarterly period ended March 31, 2015

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number:  000-52890

UPLIFT NUTRITION, INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-4669109
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2681 East Parleys Way, Suite 204 Salt Lake City, Utah	84109
(Address of principal executive offices)	(Zip Code)

801-322-3401

(Registrant’s telephone number, including area code)

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes [   ]   No [   ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 14, 2015
Common Capital Voting Stock, $0.001 par value per share	13,892,597 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.
Balance Sheets

ASSETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
CURRENT ASSETS

Cash	$7,937	$10,499
Accounts receivable, net	-	300
Inventory	2,107	355

Total Current Assets	10,044	11,154

TOTAL ASSETS	$10,044	$11,154

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$12,426	$13,672
Accrued interest payable - related party	3,395	2,463
Due to related parties	47,312	41,312
Notes payable	60,000	60,000

Total Current Liabilities	123,133	117,447

TOTAL LIABILITIES	123,133	117,447

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares
authorized, 13,892,597 shares issued and outstanding	13,893	13,893
Additional paid-in capital	1,485,152	1,485,152
Accumulated deficit	(1,612,134)	(1,605,338)

Total Stockholders' Deficit	(113,089)	(106,293)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,044	$11,154

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

NET REVENUES	$-	$-

OPERATING EXPENSES

Legal and professional fees	4,004	3,436
General and administrative	676	895

Total Operating Expenses	4,680	4,331

LOSS FROM OPERATIONS	(4,680)	(4,331)

OTHER EXPENSE

Interest expense	(2,116)	(1,614)

Total Other Expense	(2,116)	(1,614)

LOSS BEFORE INCOME TAXES	(6,796)	(5,945)

Income Taxes	-	-

NET LOSS	$(6,796)	$(5,945)

BASIC AND DILUTED LOSS PER SHARE
OF COMMON STOCK	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	13,892,597	13,801,486

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

OPERATING ACTIVITIES

Net loss	$(6,796)	$(5,945)
Adjustments to reconcile net loss
to net cash flows from operating activities:
Stock issued for services	-	840
Changes in operating assets and liabilities
Inventory	(1,752)	(407)
Accounts receivable	300	-
Accounts payable and accrued expenses	(1,246)	3,003
Accrued interest – related party	932	1,614

Net Cash Used in Operating Activities	(8,562)	(895)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from related party payable	6,000	-

Net Cash Provided by Financing Activities	6,000	-

NET DECREASE IN CASH	(2,562)	(895)

CASH AT BEGINNING OF PERIOD	10,499	2,981

CASH AT END OF PERIOD	$7,937	$2,086

SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

Notes to the Financial Statements

March 31, 2015 and December 31, 2014

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended March 31, 2015 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles, generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $1,612,134 from June 7, 2005 (inception) through March 31, 2015, including a loss of $6,796 for the three months ended March 31, 2015. Furthermore, the Company has recognized only minimal revenue since its inception, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

UPLIFT NUTRITION, INC.

Notes to the Financial Statements

March 31, 2015 and December 31, 2014

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business and Basis of Presentation (Continued)

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

Inventory

Inventory is carried at the lower of cost or market, as determined on the first-in, first-out method and is periodically evaluated for obsolescence.  All of the Company’s inventory is finished goods.

Receivables

Accounts Receivable generally consists of trade receivables arising in the normal course of business.  The Company establishes an allowance for doubtful accounts that reflects the Company’s best estimate of probable losses inherent in the accounts receivable balances.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available information.  As of March 31, 2015 and December 31, 2014 the Company’s allowance for doubtful accounts was $-0-.  The net balance of accounts receivable at December 31, 2014 and 2013 was $-0- and $300 respectively.

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

The Company records revenue net of sales discounts, including coupons, sales incentives, and volume discounts. The Company accounts for product coupon incentives the later of 1) the date at which the related revenue is recognized or 2) the date at which the sales incentive is offered.   Coupons are recorded as a discount in revenue. Total discounts for the periods ended March 31, 2015 and 2014 were $-0-.

NOTE 4 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has made multiple cash advances to the Company, beginning in the 2008 fiscal year and continuing through March 31, 2015.  Through December 31, 2014 the advances totaled 41,312.  During the three months ended March 31, 2015, the shareholder advanced an additional $6,000.  The note is unsecured, accrues interest at a rate of eight percent per annum, and is due on demand.  The outstanding balance on the note totaled $47,312 and 41,312 at March 31, 2015 and December 31, 2014, respectively.  As of March 31, 2015 and December 31, 2014, the Company had accrued interest due on the note in the amounts of $3,395 and $2,463, respectively.

NOTE 5 – NOTES PAYABLE

On July 3, 2014 the shareholder assigned $60,000 of the advances in the form of an unsecured Note Payable to another individual.  The Note is unsecured accrues interest at eight percent per annum, and is due on demand.  As of March 31, 2015 and December 31, 2014, the Company had accrued interest due on the note in the amounts of $9,151 and $7,967, respectively

NOTE 6 – STOCKHOLDERS’ EQUITY

On February 11, 2014 the Company issued 200,000 shares of common stock to an officer and director for services rendered.  The shares were valued at $0.0042 per share, resulting in an aggregate expense of $840.

As of March 31, 2015 and December 31, 2014, the Company had 13,892,597 common shares issued and outstanding, and an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of our accompanying balance sheets through the date the financial statement were filed.  The Company has not identified any material subsequent events requiring adjustment to our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Early last year, we took on a new product called Gray-to-Great.  During the fourth quarter of last year, we took on an additional product that we are also currently marketing as described below.  This new product is Mitigator®.

We are excited to have been able to add these two new products to our product sales line.  See our website, www.upliftnutritioninc.com.  See also our Annual Report on Form 10-K filed on April 15, 2015.  During the quarter, we longer offered All Day Energy Spray®,  Tonify or X-Mint for sale through our website.

Principal Products or Services Offered and Their Markets

Gray-to-Great

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

Mitigator®

After the end of the fourth quarter, our management entered into an distributorship agreement with a related party to take on the sale of a new anti-itch, sting and bite cream product designed to resolve insect sting and bite trauma known as Mitigator ®.    See www.mitigator.net.  Mitigator® works by:

· Removing the top layer of dead skin

· Opening and softening the skin ’ s pores

· Drawing the toxins from the open pores

· Creating circulation, thereby forcing toxins through the open pores to the surface

· Neutralizing the toxins and cleansing the affected area

· Satisfying the impulse to scratch

Under this agreement, we have become a Mitigator ® distributor whereby we obtain wholesale pricing as a re-seller.  We are pleased to announce that we sold approximately $8,000 of this new product during the fourth quarter of 2014.

Our Website

Approximately 2 years ago, we redesigned of our principal Uplift website.  We also shut down or discontinued our former websites, www.epigaia.com, www.alldayenergyspray.com, and www.upliftenergy.com in favor of just the one website.  During last year, we spent considerable time and energy revamping and modernizing www.upliftnutritioninc.com and strongly encourage any investor or interested person to visit this website.

Our newest products, Grey-to-Great and Mitigator® were added to our web-site last year with online purchase ability.  Sales through the website have been slower than anticipated.

Inventory

We no longer carry inventory of Active UpLift® and All Day Energy Spray®, Tonify or X-Mint.

We recently increased our inventory of Gray-to-Great and Mitigator® after the end of the quarter.  As of our first quarter ended March 31, 2015, we had sufficient inventory of Gray-to-Great and Mitigator® in inventory.

With regard to Gray-to-Great, its particular manufacturer has several thousands of bottles of Gray-to-Great on hand and can mix and process a new supply in fairly short order as our inventory dwindles.  With regard to Mitigator®, we can obtain new product quickly.  If we do encounter an inventory problem, we are able to obtain either product relatively quickly for sale.

Marketing

Because we are no longer marketing our principal energy drink products, not to mention Tonify and X-Mint, and given that we only began marketing two entirely new products early and late last year, we do not believe that comparing cost of goods sold and other comparisons for the same periods in 2015 and 2014 is particularly relevant or meaningful.

We have spent nominal funds marketing expenses for the quarters ended March 31, 2015 March 31, 2014.  This is because, in large part, we have lacked working capital for such purposes.

Shipping

Our products are light weight and inexpensive to ship through the US Postal Service or one of the private shipping services.  We pass this cost on to the customer.

Liquidity and Capital Requirements

As of our first quarter ended March 31, 2015, we had $7,937 in cash in our bank account.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital has historically been provided by our majority shareholder. Though we are accruing 8% interest per annum on the amounts provided by our majority shareholder, these advances do not require interest payments at the present time and, unless or until we become profitable, we do not believe that it likely that our agreement with our majority shareholder, H. Deworth Williams, would be modified to require such. Mr. Williams’ loans are considered or designated by us as "advances" inasmuch as they do not require that we pay interest payments unless demand is made to do so.  While we accrue interest or keep track of what it is, at present, we have no way of paying any interest payments to Mr. Williams.  As of our quarter end, we have accrued $3,395 in interest due and owing on the note.  Mr. Williams’s note has a $47,312 aggregate principal balance as of March 31, 2015.  During the quarter, Mr. Williams advanced us an additional $6,000.  In the event we modify our oral agreement in the future with him so that we are required to pay interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Williams would not agree to such a modification unless we were profitable and could afford to make such interest payments.

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

Selected Financial Data

Because, under current management, we have not been operating long enough to generate significant sales at the present time of our two new products introduced by us just last year, selected financial data would not be particularly meaningful.  Reference is made to Part I above titled “Financial Statements” and our audited financial statements included in Part F/S of our 2014 Annual Report on Form 10-K recently filed on EDGAR.  Reference is also made to the subsection immediately above titled “Liquidity and Capital Requirements.”  We are still a development stage company and due to current economic conditions and the fact that we only began last year to market 2 new products, we generated or realized less than $10,000 in revenues from our operations during our fiscal year ended December 31, 2014.  Our lack of substantial revenue and sales is currently a result of Mr. Williams only recently obtaining shareholder voting control of us and our not yet having established normalized operations with regard to our two new products that would generate significant revenue or establish a pattern of expenditures that correlate with revenue pertaining to previous quarters.  Having said this, a substantial amount of funds has been invested in us since 2007 by Mr. Williams’ predecessor, Uplift Holdings, LLC.

Results of Operations

Three Months Ended March 31, 2015 and 2014

Loss from Operations

We did not realize revenues for the three-month periods ended March 31, 2015 and 2014. During the three months ended March 31, 2015 (“first quarter”), we recorded total operating expenses of $4,680, consisting of $4,004 in professional fees and $676 in general and administrative expenses. In the comparable first quarter of 2014, we recorded operating expenses totaling $4,331, consisting of $3,436 in professional fees and $895 in general and administrative expenses.

Other Expenses

During the three month periods ended March 31, 2015 and 2014 we recorded interest expense totaling $2,116 and $1,614, respectively.

Net Loss

The above factors resulted in a net loss for the first quarter ended March 31, 2015 in the amount of $6,796 ($0.00 per share), compared to net loss of $5,945 ($0.00 per share) for the first quarter ended March 31, 2014.

Liquidity and Capital Resources

Total assets at March 31, 2015 were $7,937 in cash, compared to $10,499 in cash at December 31, 2014. Total liabilities at March 31, 2015 were $123,133, consisting of $12,426 in accounts payable and accrued expenses, $3,395 in accrued interest due to related parties, $47,312 in related-party payables and $60,000 in notes payable. At December 31, 2014, total liabilities were $117,447 consisting of $13,672 in accounts payable and accrued expenses, $2,463 in accrued interest due to related parties, $41,312 in related-party payables and $60,000 in notes payable.

Because we currently have no revenues and limited available cash, for the immediate future we believe we will have to rely on potential advances from stockholders to continue to implement our business activities. There is no assurance that our stockholders will continue indefinitely to provide additional funds or pay our expenses.   It is likely the only other source of funding future operations will be through the private sale of our securities, either equity or debt.

At March 31, 2015, we had stockholders’ deficit of $113,089 compared to stockholders’ deficit of $106,293 at December 31, 2014.  The increased deficit is primarily due to the net loss of $6,796.

Our Budget over the Next 12 Months

As stated in our last Annual Report on Form 10-K, due to our lack of working capital necessary to generate a serious and aggressive advertising campaign, we are unable at this time to devise or project an advertising budget for 2015.  Assuming that we do not obtain sufficient working capital during the year to embark on an extensive advertising campaign, what capital we have or what advances we will obtain from our majority shareholder will be used, during 2015, to keep us current in our reporting obligations and to pay attorneys, accountants and auditors.

For information on the cost of manufacturing and packaging our product, reference is made to our PLAN OF OPERATION section below.

Contingency Planning

Any funding for emergencies is anticipated to be advanced by our majority shareholder.

Off-Balance Sheet Arrangements

None; not applicable.

PLAN OF OPERATION

As stated in Item 1 above, our principal business plan is to promote, market and sell both Gray to Great and Mitigator® through our active website that management modified and rebuilt.  As disclosed in last Annual Report, we entered into a marketing agreement to sell our two new products in 2014 and one was just entered into last quarter, the sales of which were over $8,000 in that one quarter alone.  See our last Annual Report on Form 10-K.  Because of our change in direction, we shut down our two other major websites, namely, www.alldayenergyspray.com and upliftenergy.com so we could concentrate all of our marketing and sales efforts on our one principal website.

Our Current On-Line Marketing/Advertising Strategy

As disclosed above, we changed marketing directions starting in 2014 and are now concentrating our marketing efforts on Gray to Great and Mitigator®.  In this regard, we are concentrating our new and current marketing efforts on keeping our current revamped website updated and fully functional. Through these efforts, we have started, or plan to start, a marketing effort on various popular and more significant search engines.

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

Obligation of Our Principal Shareholder to Finance Us in Our Reporting Obligations

As stated elsewhere in this document, our principal shareholder, H. Deworth Williams, intends to provide us with sufficient funding, over at least the 18 months, to keep us current in our SEC reporting obligations.  This does NOT include advancing us the funds necessary to embark on a national advertising campaign.  The only caveat with regard to this commitment is if it is determined by us and our majority shareholder within the next year or 18 months that our business plan will NOT work and cannot succeed.  If that occurs, and we can make no prediction about whether it will occur or not, our majority shareholder may elect to cease further funding us.  We have NOT entered into any formal, written agreement with him that contractually binds or obligates him, in writing, to fund us for the next 18 months, though we consider this commitment on his part to be a legal obligation upon which we and our shareholders have, up until now, been able to rely.  Having said this, we will nonetheless be required to continue to evaluate our business plan.  At the expiration of one year or 18 months and assuming that we have not been able to obtain the needed capital to expend on advertising, management will have to re-evaluate our overall plans, intentions and strategies and, in particular, Mr. Williams will then have to evaluate whether, and to what extent, he wants to continue to fund our continued existence as a fully reporting company.  During our first quarter ended March 31, 2015, Mr. Williams advanced us a total of $6,000.  This figure is disclosed as “related party advances” on our balance sheet as a liability, along with previous cumulative debt owed to Uplift Holdings, his predecessor.  As disclosed in previous EDGAR filings, on September 3, 2014, Mr. Williams sold and assigned $60,000 in principal on his Convertible Note to Mr. Edward F. Cowle.  Such is separately reflected on our financial statements under the line item “note payable.”  See our financial statements above.  These two debts are represented by a Convertible Note, a note that can convert such debt to common stock as agreed between the Note Holder and the Company.

Our Chairman of the Board, CEO, President and Chief Financial Officer is Geoff Williams, the son of our majority stockholder.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item  3.  Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None; not applicable.

Item 5. Other information

Our stock is quoted on the OTCQB maintained by OTC Markets Group, Inc., under the symbol UPNT.OB.  See www.otcmarkets.com.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31     302 Certification of Geoff Williams

32     906 Certification

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLIFT NUTRITION, INC. (Issuer)

Date:	May 15, 2015	/s/Geoff Williams
Geoff Williams President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 15, 2015	/s/Geoff Williams
Geoff Williams President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Date:	May 15, 2015	/s/Geoff Williams
Geoff Williams Chairman of the Board