Form 10-Q
period 2015-06-30
Uplift Nutrition, Inc.
filed 2016-09-26
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number:  000-52890

UPLIFT NUTRITION, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4669109
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

575 Riverside Ave, Suite 102 Westport, CT	06880
(Address of principal executive offices)	(Zip Code)

203-513-9822

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐  No ☐

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of September 26, 2016
Common Capital Voting Stock, $0.001 par value per share	64,392,597 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$-	$10,499
Assets held for sale	-	655
Total Current Assets	-	11,154

TOTAL ASSETS	$-	$11,154

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,700	$13,672
Accrued interest payable - related party	-	2,463
Due to related parties	-	41,312
Notes payable	-	60,000

Total Current Liabilities	4,700	117,447

TOTAL LIABILITIES	4,700	117,447

STOCKHOLDER’S DEFICIT
Common stock, $0.001 par value; 100,000,000 shares authorized, 46,892,597 and 13,892,597 shares issued and outstanding, as of June 30, 2015 and December 31, 2014, respectively	46,893	13,893
Additional paid-in capital	2,076,552	1,485,152
Accumulated deficit	(2,128,145)	(1,605,338)
TOTAL STOCKHOLDERS' DEFICIT	(4,700)	(106,293)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$11,154

The accompanying notes are an integral part of these financial statements

UPLIFT NUTRITION, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Cost of sales	-	-	-	-
Legal and professional fees	10,322	7,536	14,326	10,972
General and administrative	128	79	804	974
Total operating expenses	10,450	7,615	15,130	11,946

LOSS FROM OPERATIONS	(10,450)	(7,615)	(15,130)	(11,946)

OTHER EXPENSE
Interest expense, net	(1,467)	(1,719)	(3,583)	(3,333)
Loss on settlement of debt	(501,776)	-	(501,776)	-
TOTAL OTHER EXPENSE	(503,243)	(1,719)	(505,359)	(3,333)

NET LOSS FROM CONTINUING OPERATIONS	(513,693)	(9,334)	(520,489)	(15,279)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(2,318)	418	(2,318)	418

NET LOSS	$(516,011)	$(8,916)	$(522,807)	$(14,861)

BASIC AND DILUTED LOSS PER SHARE
Continuing operations	$(0.02)	$(0.00)	$(0.03)	$(0.00)
Discontinued operations	(0.00)	0.00	(0.00)	0.00
BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.00)	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,870,619	13,892,597	17,903,647	13,847,293

The accompanying notes are an integral part of these financial statements

UPLIFT NUTRITION, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(522,807)	$(14,861)
Adjustment to reconcile change in net loss to net cash from operating activities:
Net (income) loss from discontinued operations	2,318	(418)
Loss on settlement of debt	501,776	-
Stock issued for services	-	840
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	993	1,079
Accrued interest – related party	1,584	3,333

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(16,136)	(10,027)
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	(1,663)	531
NET CASH USED IN OPERATING ACTIVITIES	(17,799)	(9,496)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from related party payable	7,300	7,150

NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	7,300	7,150
NET CASH PROVIDED BY DISCONTINUED FINANCING ACTIVITIES	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,300	7,150

Net decrease in cash and cash equivalents	(10,499)	(2,346)

Cash at beginning of period	10,499	2,981

Cash at end of period	$-	$635

SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES:

Stock issued for conversion of debt	$122,624	$-

The accompanying notes are an integral part of these financial statements

Uplift Nutrition Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended June 30, 2015 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles, generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $2,128,145 from June 7, 2005 (inception) through June 30, 2015, including a loss of $522,807 for the six months ended June 30, 2015. Furthermore, the Company has recognized only minimal revenue since its inception, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Uplift Nutrition Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 – DISCONTINUED OPERATIONS

On June 12, 2015, MCB Network Corp. purchased the control block of voting common shares of the Company. At that time the Company ceased all of its business related to nutritional supplement sales and web developing and transitioned to the media sector company.  Accordingly, all activity related to the impairment of the assets has been classified as discontinued operations.

The assets held for discontinued operations presented on the balance sheet as of December 31, 2014 consisted of the following:

December 31,
2014

ASSETS

CURRENT ASSETS:
Accounts receivable, net	$300
Inventory	355
Total Current Assets	655

TOTAL ASSETS	$655

Uplift Nutrition Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

The income (loss) from discontinued operations presented in the income statement for the three and six months ended June 30, 2015 and 2014, consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$-	$1,397	$-	$1,397
Operating expenses
Cost of sales	-	979	-	979
General and administrative	2,318	-	2,318	-
Total operating expenses	2,318	979	2,318	979
Net Income (Loss) from discontinued operations	$(2,318)	$418	$(2,318)	$418

NOTE 5 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has made multiple cash advances to the Company, beginning in the 2008 fiscal year and continuing through June 30, 2015.  Through December 31, 2014 the advances totaled $41,312. During the six months ended June 30, 2015, the shareholder advanced an additional $7,300.  On June 8, 2015 the entire $48,612 principal balance of the note, along with $4,047 in accrued interest was sold to various unrelated parties and converted into an aggregate of 10,000,000 shares of common stock. The common shares issued were valued at the market value of $0.04 per share. Pursuant to this transaction the note was satisfied in full, and the Company recognized a loss on settlement of debt in the amount of $152,053.

NOTE 6 – NOTES PAYABLE

On July 3, 2014 the shareholder assigned $60,000 of the advances in the form of an unsecured Note Payable to another individual.  On June 8, 2015 the entire $60,000 principal balance of the note, along with $9,966 in accrued interest was sold to various parties and converted into an aggregate of 23,000,000 shares of common stock. The common shares issued were valued at the market value of $0.04 per share. Pursuant to this transaction the note was satisfied in full, and the Company recognized a loss on settlement of debt in the amount of $349,723. An additional $695,600 was charged to additional paid-in capital, representing the value by which the shares issued exceeded the value of the debt converted by those who are related parties.

NOTE 7 – STOCKHOLDERS’ EQUITY

On February 11, 2014 the Company issued 200,000 shares of common stock to an officer and director for services rendered.  The shares were valued at $0.0042 per share, resulting in an aggregate expense of $840.

As December 31, 2014, the Company had 13,892,597 common shares issued and outstanding, and an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc. As of June 30, 2015 the Company has 46,892,597 common shares issued and outstanding.

On June 8, 2015 the Company issued an aggregate of 33,000,000 shares of common stock to various investors in conversion of $122,624 in outstanding debts. The shares were valued at approximately $0.04 per share, being the listed market price of the stock on the date of issuance. Pursuant to this transaction the debts were satisfied in full, and the Company recognized a loss on settlement of debt in the amount of $501,776.

As a result of the issuance of the 33,000,000 shares of common stock to the Note Purchasers discussed in Note 4 and Note 5, and the execution by all of the Purchasers, of an Irrevocable Proxy in favor of Ms. Sharon Will, and the private sale of 9,476,150 shares of common stock from the Purchasers to MCB Network, Corp. and Ms. Will, voting control of the Company shifted from the original note holders to MCB and Ms. Will.

Uplift Nutrition Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of our accompanying balance sheets through the date the financial statement were filed:

Stock Purchase Agreement

On March 2, 2016, Bharti Brahmbhatt, Bimal Brahmbhatt, Leon Frenkel, Donald Papscy and Robert Karsten (“Purchasers”), who were the holders of promissory notes in a collective principal amount of $415,000 issued by MCB Network, Corp (“MCB”), entered into a stock purchase agreement with MCB to purchase 9,476,150 shares of Common Stock of the Company in exchange for the promissory notes.

On March 11, 2016, the Irrevocable Proxy and Lock-Up Agreements dated as of July 2015 (“Proxy Agreements”) were cancelled pursuant to a Proxy Cancellation Notice. The proxies that were granted to Sharon Will, former President and Director and the control person of MCB, entitling her to voting rights of an aggregate of 42,476,150 shares of the Company’s common stock were cancelled and the shareholders who executed the Proxy Agreements were then deemed the beneficial owners of the 42,576,150 shares of the Company’s common stock.

As a result of the sale of the 9,476,150 shares of restricted common stock of the Company and the cancellation of the proxies to vote 42,476,150 shares of restricted common stock granted to Ms. Will, Ms. Will no longer has voting control of the Company.

Change in Officers and Directors

On February 4, 2016, Ms. Sharon Will resigned as the Company’s Director, President, Secretary, and Treasurer and Mr. Fred Richman resigned as the Company’s Director. Sean Martin was appointed as the Chief Executive Officer and sole Director of the Company as of February 4, 2016.

On June 13, 2016, the Board of Directors appointed David M. Baum as Director, Chief Financial Officer and Chief Operating Officer of the Company.

Issuance of Convertible Note Payable

On April 10, 2016, the Company issued a convertible note payable to David Baum for $25,000. The note bears 10% interest per annum and has a maturity date of April 10, 2017. The note is convertible at any time into shares of the Company’s common stock at a rate of $0.02 per share.

On July 21, 2016, the Company cancelled David Baum’s Note and issued a new revised Note with July 1, 2016 offering.

Uplift Nutrition Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

NOTE 9 – SUBSEQUENT EVENTS (Continued)

Sale of Equity Securities

On July 1, 2016, the Company commenced an offering to sell up to a total of $125,000 of its securities in exchange for issuing to the investor a 12% original issue discount convertible notes with a 10% annual interest rate and shares of restricted common stock at a price of $0.0083 per share. The minimum amount for each subscription is $12,500.

The notes will mature and are due and payable one year from the date of issuance and bear an interest rate of 10% per annum, payable quarterly. They are convertible at the election of the holder into shares of the Company’s restricted common stock at a price of $0.02 per share.

The Notes are subject to certain “favored nations” adjustment provisions including: 1) a reduction in conversion price to be equal to the price per share of any newly issued securities during the period these Notes are outstanding; 2) the right to exchange the Note(s) for any new debt or equity financing while these Notes are outstanding at a 30% discount; 3) proportional adjustment of the conversion features of Notes for any stock dividend, reverse stock splits, reclassifications, or similar event; 4) adjustments for other dividends and distributions during period these Notes are outstanding; 5) adjustment for any reorganization, consolidation and/or merger.

As of the date of the filing, an aggregate amount of $125,000 of the Company’s securities have been sold to six accredited investors resulting in the issuance of $142,045 in convertible debt and 15,000,000 restricted shares of common stock.

Issuance of Common Stock for Services

On September 6, 2016, the Company entered into a consulting agreement with Ms. Sharon Will, the Company’s former Director, to assist the Company transition to its new operations. The Company agreed to issue Ms. Will 500,000 shares of common stock and valued those shares based on the market price on the agreement date of $0.072, recognizing $36,000 of consulting expense.

Issuance of Warrants for Services

On June 3, 2016, pursuant to an agreement with David Baum, the Company issued warrants to purchase 5,000,000 shares of common stock. The stock is exercisable for a period of 3 years at a price of $0.001 per share commencing six months after the date of the issue date. The Company will recognize $198,091 in stock based compensation ratably over the six month service period for the fair value of these warrants based on a Black-Scholes option-pricing model.

On June 3, 2016, pursuant to an agreement with Sean Martin, the Company issued warrants to purchase 10,000,000 shares of common stock. The stock is exercisable for a period of 5 years at a price of $0.001 per share commencing six months after the date of the issue date. The Company will recognize $396,183 in stock based compensation ratably over the six month service period for the fair value of these warrants based on a Black-Scholes option-pricing model.

Issuance and Conversion of Convertible Note Payable

On August 22, 2015, the Company issued a convertible note payable to Sean Martin for $2,000. The note bears 10% interest per annum and has a maturity date of August 22, 2016. The note is convertible at any time into shares of the Company’s common stock at a rate of $0.02 per share.

On August 16, 2016, the Board of Directors amended the conversion rate for the Sean Martin Note to $0.001 per share and approved the conversion of the Note in full.

On August 22, 2016, pursuant to a conversion notice, the Company issued 2,000,000 shares of common stock for the full conversion of this convertible note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MCB Network Corp. purchased the control block of voting common shares of Uplift Nutrition, Inc. ("Uplift" or the "Company") on June 12, 2015.  At that time Uplift, a nutritional supplement sales company and web developer, operating several web sites for distribution of its products, ceased all of its business and transitioned to the media sector company.  MCB Networks Corp. was a Spanish-language media entity that had Spanish content and distribution channels in several cities in the United States.  Due to capital constraints, the business plan of MCB Network Corp. was not realized and plans to continue operations were discontinued, with several shareholders obtaining ownership of its control block of voting common shares with the intention of identifying and acquiring an alternative business for Uplift and its shareholders.  Uplift is continuing today to raise new capital and new management is continuing to seek to acquire a new business, either through acquisition or merger. Accordingly, with a keen objective of growing and merging with a successful business in the very near future, Uplift continues to engage in discussions with potential acquisition candidates.

Results of Operations

Three Months Ended June 30, 2015 and 2014

Loss from Operations - Continuing Operations

We did not recognize revenues for the three-month period ended June 30, 2015 and 2014. During the three months ended June 30, 2015 (“second quarter”), we recorded total operating expenses of $10,450, consisting of $10,322 in professional fees and $128 in general and administrative expenses. In the comparable quarter of 2014, we recorded operating expenses totaling $7,615 consisting of $7,536 in professional fees, $79 in general and administrative expenses.

Other Expenses - Continuing Operations

During the three month periods ended June 30, 2015 and 2014 we recorded interest expense totaling $1,467 and $1,719, respectively. In addition, we recognized a loss on settlement of debt in the amount of $501,776, pursuant to the issuance of common stock for outstanding debts during the period ending June 30, 2015.

Net Loss - Continuing Operations

The above factors resulted in a net loss from continuing operations for the quarter ended June 30, 2015 in the amount of $513,693 ($0.02 per share), compared to net loss of $9,334 ($0.00 per share) for the quarter ended June 30, 2014.

For the three months ended June 30, 2015, we reported a loss from discontinued operations of $2,318. For the three months ended June 30, 2014, we reported income from discontinued operations of $418.

Six Months Ended June 30, 2015 and 2014

Loss from Operations - Continuing Operations

We did not recognize revenues for the six-month period ended June 30, 2015 and 2014. During the six months ended June 30, 2015, we recorded total operating expenses of $15,130, consisting of $14,326 in professional fees and $804 in general and administrative expenses. In the comparable period of 2014, we recorded operating expenses totaling $11,946 consisting of $10,972 in professional fees, $974 in general and administrative expenses.

Other Expenses - Continuing Operations

During the six month periods ended June 30, 2015 and 2014 we recorded interest expense totaling $3,583 and $3,333, respectively. In addition, we recognized a loss on settlement of debt in the amount of $501,776, pursuant to the issuance of common stock for outstanding debts during the period ending June 30, 2015.

Net Loss - Continuing Operations

The above factors resulted in a net loss from continuing operations for the six-month period ended June 30, 2015 in the amount of $520,489 ($0.03 per share), compared to net loss of $15,279 ($0.00 per share) for the quarter ended June 30, 2014.

For the six months ended June 30, 2015, we reported a loss from discontinued operations of $2,318. For the six months ended June 30, 2014, we reported a net income from discontinued operations of $418.

Liquidity and Capital Resources

Total assets at June 30, 2015 were $0, compared to $10,499 in cash and $655 in assets held for sale at December 31, 2014. Total liabilities at June 30, 2015 were $4,700, consisting of $4,700 in accounts payable and accrued expenses. At December 31, 2014, total liabilities were $117,447 consisting of $13,672 in accounts payable and accrued expenses, $2,463 in accrued interest due to related parties, $41,312 in related-party payables and $60,000 in notes payable.

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

At June 30, 2015, we had stockholders’ deficit of $4,700 compared to stockholders’ deficit of $106,293 at December 31, 2014.  The decreased deficit is primarily due to the issuance of common stock to satisfy outstanding debts.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None; not applicable.

Item 5. Other information

Our stock is quoted on the OTCQB maintained by OTC Markets Group, Inc., under the symbol UPNT.OB.  See www.otcmarkets.com.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLIFT NUTRITION, INC. (Issuer)

Date: September 26, 2016	/s/ Sean Martin
Sean Martin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 26, 2016	/s/ Sean Martin
Sean Martin Chief Executive Officer

Date: September 26, 2016	/s/ David Baum
David Baum Chief Financial Officer, Chief Operating Officer, Director

