Form 10-Q
period 2015-09-30
Uplift Nutrition, Inc.
filed 2016-10-18
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐  No ☐

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of October 18, 2016
Common Capital Voting Stock, $0.001 par value per share	64,392,597 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$-	$10,499
Assets held for sale	-	655
Total Current Assets	-	11,154

TOTAL ASSETS	$-	$11,154

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,171	$13,672
Accrued interest payable - related party	-	2,463
Due to related parties	-	41,312
Notes payable	-	60,000
Convertible notes payable, net of discount of $1,787 and $0, respectively	213	-

Total Current Liabilities	12,384	117,447

TOTAL LIABILITIES	12,384	117,447

STOCKHOLDER'S DEFICIT
Common stock, $0.001 par value; 100,000,000 shares authorized, 46,892,597 and 13,892,597 shares issued and outstanding, as of September 30, 2015 and December 31, 2014, respectively	46,893	13,893
Additional paid-in capital	2,078,552	1,485,152
Accumulated deficit	(2,137,829)	(1,605,338)
TOTAL STOCKHOLDERS' DEFICIT	(12,384)	(106,293)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$11,154

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Cost of sales	-	-	-	-
Legal and professional fees	3,890	2,974	18,216	13,946
General and administrative	5,967	58	6,771	1,032
Total operating expenses	9,857	3,032	24,987	14,978

LOSS FROM OPERATIONS	(9,857)	(3,032)	(24,987)	(14,978)

OTHER EXPENSE
Interest expense, net	(21)	-	(3,604)	-
Interest expense - note payable	(213)	(1,170)	(213)	(1,170)
Interest expense - related party	-	(653)	-	(3,981)
Loss on settlement of debt	-	-	(501,776)	-
TOTAL OTHER EXPENSE	(234)	(1,823)	(505,593)	(5,151)

NET LOSS FROM CONTINUING OPERATIONS	(10,091)	(4,855)	(530,580)	(20,129)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	407	494	(1,911)	912

NET LOSS	$(9,684)	$(4,361)	$(532,491)	$(19,217)

BASIC AND DILUTED LOSS PER SHARE
Continuing operations	$(0.00)	$(0.00)	$(0.02)	$(0.00)
Discontinued operations	0.00	0.00	(0.00)	0.00
BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	46,892,597	13,892,597	27,672,817	13,862,560

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(532,491)	$(19,217)
Adjustment to reconcile change in net loss to net cash from operating activities:
Net (income) loss from discontinued operations	1,911	(912)
Loss on settlement of debt	501,776	-
Stock issued for services	-	840
Amortization of debt discount	213	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	10,464	(391)
Accrued interest – related party	1,584	5,151

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(16,543)	(14,529)
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	(1,256)	777
NET CASH USED IN OPERATING ACTIVITIES	(17,799)	(13,752)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from related party payable	7,300	-
Bank overdraft	-	1,221
Net advances from shareholders	-	9,550

NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	7,300	10,771
NET CASH PROVIDED BY DISCONTINUED FINANCING ACTIVITIES	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,300	10,771

Net decrease in cash and cash equivalents	(10,499)	(2,981)

Cash at beginning of period	10,499	2,981

Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES:

Stock issued for conversion of debt	$122,624	$-
Issuance of convertible note payable	$2,000	$-
Discount on convertible note payable	$2,000	$-

The accompanying notes are an integral part of these financial statements.

Uplift Nutrition Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended September 30, 2015 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles, generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $2,137,829 from June 7, 2005 (inception) through September 30, 2015, including a loss of $532,491 for the nine months ended September 30, 2015. Furthermore, the Company has recognized only minimal revenue since its inception, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Uplift Nutrition, Inc. (“the Company”), a Nevada corporation, was originally engaged in the business of manufacturing and distributing a nutritional supplement drink mix. The Company’s operations are based in Salt Lake City, Utah. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

On June 12, 2015, MCB Network Corp. purchased the control block of voting common shares of the Company. MCB Networks Corp. was a Spanish-language media entity that had Spanish content and distribution channels in several cities in the United States.  Due to capital constraints, the business plan of MCB Network Corp. was not realized and plans to continue operations were discontinued, with several shareholders obtaining ownership of its control block of voting common shares with the intention of identifying and acquiring an alternative business for the Company.  The Company is continuing today to raise new capital and new management is continuing to seek to acquire a new business, either through acquisition or merger.

Uplift Nutrition Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

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

The income (loss) from discontinued operations presented in the income statement for the three and nine months ended September 30, 2015 and 2014, consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$-	$250	$-	$1,656
Operating expenses
Cost of sales	-	(409)	-	570
General and administrative	(407)	174	1,911	174
Total operating expenses	(407)	(235)	1,911	744
Net Income (Loss) from discontinued operations	$407	$494	$(1,911)	$912

Uplift Nutrition Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

NOTE 5 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has made multiple cash advances to the Company, beginning in the 2008 fiscal year and continuing through September 30, 2015.  Through December 31, 2014 the advances totaled $41,312. During the six months ended June 30, 2015, the shareholder advanced an additional $7,300.  On June 8, 2015 the entire $48,612 principal balance of the note, along with $4,047 in accrued interest was sold to various unrelated parties and converted into an aggregate of 10,000,000 shares of common stock. The common shares issued were valued at the market value of $0.04 per share. Pursuant to this transaction the note was satisfied in full, and the Company recognized a loss on settlement of debt in the amount of $152,053.

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

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On August 22, 2015, the Company issued a convertible note payable to Sean Martin for $2,000. The note bears 10% interest per annum and has a maturity date of August 22, 2016. The note is convertible at any time into shares of the Company’s common stock at a rate of $0.02 per share. The Company recorded $2,000 in debt discount related to this note. The debt discount is being amortized over the term of the debt. Amortization of the debt discount for the nine-months ended September 30, 2015 was $213. The balance of debt discount as of September 30, 2016 is $1,787.

NOTE 8 – STOCKHOLDERS’ EQUITY

On February 11, 2014 the Company issued 200,000 shares of common stock to an officer and director for services rendered.  The shares were valued at $0.0042 per share, resulting in an aggregate expense of $840.

As of December 31, 2014, the Company had 13,892,597 common shares issued and outstanding, and an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc. As of September 30, 2015 the Company has 46,892,597 common shares issued and outstanding.

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

As a result of the issuance of the 33,000,000 shares of common stock to the Note Purchasers discussed in Note 5 and Note 6, and the execution by all of the Purchasers, of an Irrevocable Proxy in favor of Ms. Sharon Will, and the private sale of 9,476,150 shares of common stock from the Purchasers to MCB Network, Corp. and Ms. Will, voting control of the Company shifted from the original note holders to MCB and Ms. Will.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

Uplift Nutrition Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

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

On July 21, 2016, the Company cancelled David Baum’s Note and issued a new revised Note with the July 1, 2016 offering.

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

Uplift Nutrition Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

NOTE 10 – SUBSEQUENT EVENTS (Continued)

As of the date of the filing, an aggregate amount of $125,000 of the Company’s securities have been sold to six accredited investors resulting in the issuance of $140,818 in convertible debt and 15,000,000 restricted shares of common stock.

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

Results of Operations

Three Months Ended September 30, 2015 and 2014

Loss from Operations - Continuing Operations

We did not recognize revenues for the three-month period ended September 30, 2015 and 2014. During the three months ended September 30, 2015 (“Third quarter”), we recorded total operating expenses of $9,857, consisting of $3,890 in professional fees and $5,967 in general and administrative expenses. In the comparable quarter of 2014, we recorded operating expenses totaling $3,032 consisting of $2,974 in professional fees and $58 in general and administrative expenses.

Other Expenses - Continuing Operations

During the three month periods ended September 30, 2015 and 2014 we recorded interest expense totaling $234 and $1,823, respectively.

Net Loss - Continuing Operations

The above factors resulted in a net loss from continuing operations for the quarter ended September 30, 2015 in the amount of $10,091 ($0.00 per share), compared to net loss of $4,855 ($0.00 per share) for the quarter ended September 30, 2014.

For the three months ended September 30, 2015, we reported income from discontinued operations of $407. For the three months ended September 30, 2014, we reported income from discontinued operations of $494.

Nine Months Ended September 30, 2015 and 2014

Loss from Operations - Continuing Operations

We did not recognize revenues for the nine-month period ended September 30, 2015 and 2014. During the nine months ended September 30, 2015, we recorded total operating expenses of $24,987, consisting of $18,216 in professional fees and $6,771 in general and administrative expenses. In the comparable period of 2014, we recorded operating expenses totaling $14,978 consisting of $13,946 in professional fees, $1,032 in general and administrative expenses.

Other Expenses - Continuing Operations

During the nine month periods ended September 30, 2015 and 2014 we recorded interest expense totaling $3,817 and $5,151, respectively. In addition, we recognized a loss on settlement of debt in the amount of $501,776, pursuant to the issuance of common stock for outstanding debts during the period ending September 30, 2015.

Net Loss - Continuing Operations

The above factors resulted in a net loss from continuing operations for the nine-month period ended September 30, 2015 in the amount of $530,580 ($0.02 per share), compared to net loss of $20,129 ($0.00 per share) for the nine-months ended September 30, 2014.

For the nine months ended September 30, 2015, we reported a loss from discontinued operations of $1,911. For the nine months ended September 30, 2014, we reported net income from discontinued operations of $912.

Liquidity and Capital Resources

Total assets at September 30, 2015 were $0, compared to $10,499 in cash and $655 in assets held for sale at December 31, 2014. Total liabilities at September 30, 2015 were $12,384, consisting of $12,171 in accounts payable and accrued expenses and $213 in notes payable, net of debt discounts. At December 31, 2014, total liabilities were $117,447 consisting of $13,672 in accounts payable and accrued expenses, $2,463 in accrued interest due to related parties, $41,312 in related-party payables and $60,000 in notes payable.

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

At September 30, 2015, we had stockholders’ deficit of $12,384 compared to stockholders’ deficit of $106,293 at December 31, 2014. The decreased deficit is primarily due to the issuance of common stock to satisfy outstanding debts.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 8, 2015, the Company converted the $48,612 principal balance of a Company note, along with $4,047 in accrued interest, into an aggregate of 10,000,000 restricted shares of common stock held by eight creditors who had previously purchased the subject note.

On June 8, 2015, the Company converted the $60,000 principal balance of a Company note, along with $9,966 in accrued interest, into an aggregate 23,000,000 restricted shares of common stock held by six creditors who had previously purchased the subject note.

On August 22, 2015, the Company issued a convertible note payable to a current officer and director of the Company for $2,000. The note bears 10% interest per annum and has a maturity date of August 22, 2016. Subsequently, on August 16, 2016, the Board of Directors approved the conversion of this subject note in full. On August 22, 2016, pursuant to a conversion notice, the Company issued 2,000,000 shares of restricted common stock for the full conversion of this convertible note.

On February 11, 2014, the Company issued 200,000 shares of restricted common stock to a former officer and director of the Company for services rendered.

On June 8, 2015, the Company issued an aggregate of 33,000,000 shares of restricted common stock to various investors in conversion of $122,624 in outstanding debts.

On April 10, 2016, the Company issued a convertible note payable to an accredited investor for $25,000. The note bears 10% interest per annum and has a maturity date of April 10, 2017. The note is convertible at any time into shares of the Company’s common stock at a rate of $0.02 per share. On July 21, 2016, the Company cancelled this investor’s note and issued a new revised Note, containing the terms of the 10% convertible notes issued in the Company’s July 1, 2016 private offering (see, paragraph below).

As of the date of this filing, an aggregate amount of $125,000 of the Company’s securities have been sold to six accredited investors resulting in the issuance of $140,818 in convertible debt and 15,000,000 restricted shares of common stock. The notes will mature and are due and payable one year from the date of issuance and bear an interest rate of 10% per annum, payable quarterly. They are convertible at the election of the holder into shares of the Company’s restricted common stock at a price of $0.02 per share. The Notes are subject to certain “favored nations” adjustment provisions including: 1) a reduction in conversion price to be equal to the price per share of any newly issued securities during the period these Notes are outstanding; 2) the right to exchange the Note(s) for any new debt or equity financing while these Notes are outstanding at a 30% discount; 3) proportional adjustment of the conversion features of Notes for any stock dividend, reverse stock splits, reclassifications, or similar event; 4) adjustments for other dividends and distributions during period these Notes are outstanding; 5) adjustment for any reorganization, consolidation and/or merger.

On September 6, 2016, the Company entered into a consulting agreement with a former director of the Company to assist the Company transition to its new operations. The Company agreed to issue this former director 500,000 shares of restricted common stock.

On June 3, 2016, pursuant to an agreement with a current officer and director, the Company issued warrants to purchase 5,000,000 shares of common stock. The warrants are exercisable for a period of 3 years at a price of $0.001 per share commencing six months after the date of the issue date.

On June 3, 2016, pursuant to an agreement with a current officer and director of the Company, the Company issued warrants to purchase 10,000,000 shares of common stock for services rendered. The stock is exercisable for a period of 5 years at a price of $0.001 per share commencing six months after the date of the issue date.

The securities issued in these transactions were not registered under the Securities Act, or the securities laws of any state, and were offered and sold pursuant to the exemption from registration under the Securities Act provided by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act.

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

UPLIFT NUTRITION, INC. (Issuer)

Date: October 18, 2016	/s/ Sean Martin
Sean Martin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 18, 2016	/s/ Sean Martin
Sean Martin Chief Executive Officer

Date: October 18, 2016	/s/ David Baum
David Baum Chief Financial Officer, Chief Operating Officer, Director

