Form 10-K
period 2015-12-31
Uplift Nutrition, Inc.
filed 2017-01-20
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________ to ___________

Commission File Number: 000-52890

UPLIFT NUTRITION, INC.

(Exact name of small business issuer as specified in its charter)

Common Capital Voting Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Nevada	20-4669109
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

575 Riverside Ave, Suite 102 Westport CT	06880
(Address of principal executive offices)	(Zip Code)

203-513-9822

(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered under Section 12(g) of the Act:

Common Capital Voting Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ The issuer is not aware of any delinquent filers.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of June 30, 2015, we had a total of 46,892,597 common capital shares issued and outstanding of which 44,476,140 are either "restricted” or otherwise owned and held by officers, directors, insiders and affiliates.  This figure of 44,476,140 “restricted” or affiliate shares includes a total of 42,476,150 shares being held by Sharon Will, our former President and director, pursuant to irrevocable proxies.  The total figure of 44,476,140 insider-held shares represents approximately 95% of our total number of issued and outstanding shares.  See Item 12 of Part III below.  The aggregate market value of the voting stock held by non-affiliates, an amount consisting of a total of 2,416,457 shares or approximately 5% of our total number of issued and outstanding shares, was considered by us to have a value of approximately $96,658.  This valuation is based on the end bid price of our stock as of June 30, 2015, which was approximately $.04 per share. Our stock is quoted on the OTC Markets’ OTCQB under the symbol UPNT.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS:

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 19, 2017: 64,392,597 common shares; we have 10 million preferred shares authorized under our Articles, as amended, but none have been issued as of the date of this report.

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15 of Part IV below.

UPLIFT NUTRITION, INC.

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

PART I

ITEM 1. BUSINESS.

We began the year 2015 as a start-up, internet-based eCommerce company that has historically offered and sold a new natural energy and health drink called Active UpLift® in two different flavors and also, an energy spray called All-Day Energy Spray® and subsequently, we contemplated launching new projects surrounding the energy drink, EpiGaia™, as well as selling through our website, www.upliftnutritioninc.com, products known as Tonify, X-Mint, Gray-to-Great and a product called Mitigator®.

While we have made several significant contacts in the retail food business over the last several years, we were unable to seriously launch Active UpLift ® or All-Day Energy Spray® in any national convenience or other large food chain stores for want of advertising capital.  Due to the fact that we were unable to generate substantial advertising capital in some fashion or raise sufficient funds through the sale of our securities, we ceased operating our business in 2015. The Company is continuing today to raise new capital and new management is continuing to seek to acquire a new business, either through acquisition or merger.

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

We are not involved in any joint venture with any other party.  Along with our current distributer agreement with Healthy Life, we entered into distribution agreement with Shanna Wrapp & Associates. This was to set up retail outlets and otherwise provide her with particular outlets on a wholesale basis.  We are always continuing to look at whether we can enter into any advertising, marketing and vendor distribution agreements with various retailers and on what terms.  This is something that we are doing on an on-going basis in the ordinary course of our business.  In 2015, we ceased our relationship with Shanna Wrapp & Associates.

As set forth in our balance sheet in Part II below, as of December 31, 2015, we had no cash and no product inventory.  All previously held inventory has been written off due to obsolescence and also, due to our current and recent efforts to focus on the sale of Tonify, X-Mint, Gray-to-Great, and Mitigator®, all as described in more detail below.

We maintain executive offices or facilities at the offices of our former majority shareholder located at 575 Riverside Avenue, Suite 102, Westport, CT 06880. We do not pay rent for these office facilities because their use is only nominal.

For and as of our year end, December 31, 2015, we had no revenues.  We had zero dollars in deferred revenue representing sales for which the right of return has not been determined or expired.  For and as of our fiscal year end, we ceased marketing, distribution and production of our products. These decisions were made, simply because we lacked working capital, as disclosed elsewhere herein.  Also, control of the Company changed in June, 2015: see, Form 8-K filed with the Commission on June 8, 2015, which is incorporated herein by reference.

As of December 31, 2015, we had a net working capital deficiency of $13,898.

Our current stock transfer agent is Fidelity Transfer Company located at 8915 South 700 East, Suite 102, Sandy, Utah 84070, phone number 801-562-1300; fax number 801-233-0589.

As of December 31, 2015, we have approximately 1,248 shareholders of record.  Fidelity Transfer Company has been our transfer agent since our initial public offering back in the 1950’s. We have but one class of stock issued and outstanding, that being common capital voting stock having a par value of $0.001 per share.  Effective in December 2011, FINRA approved a 1 for 20 reverse split of common capital shares of which 100,000,000 common shares are authorized.  A month prior thereto, effective November 21, 2011, the Secretary of State of the State of Nevada accepted an amendment to our Articles authorizing the issuance of as many as 10 million preferred shares, having a par value of $0.001 per share, the same as our common stock.  No such shares have been issued nor are any currently outstanding.  The rights and preferences relating to such preferred shares are subject to the discretion of our Board of Directors and the parameters are set forth in a Certificate of Designation filed with the State of Nevada on November 21, 2011.  This was disclosed in a 14C Information Statement we filed on the SEC’s Edgar database in November 2011 and which was mailed out to our stockholders at that time.

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

Of the 46,892,597 common shares issued and outstanding as of December 31, 2015, our officers and directors and majority shareholder own and hold or control, directly and indirectly, a total of 44,476,140 shares.  This figure represents approximately 95% percent of our total number of issued common shares.  See Item 12 of Part III below.

Principal Products or Services Previously Offered and Their Markets

Active Uplift®, Tonify, X-Mint; Gray to Great, Mitigator and All Day Energy Spray®

As a result of winding down our marketing efforts with respect to our products, we had no sales revenue in 2015. With respect to our products, Active UpLift® and All Day Energy Spray®, Tonify, and X-Mint, Gray-to-Great and Mitigator, we ceased all marketing, distribution and production during 2015.

Government Regulation and Need for Governmental Approval of Principal Products or Services

With respect to our products and distribution, these activities ceased during 2015

Applicability and Impact of Sales Taxes

Not Applicable.

Competition, Marketing Data and Information

During 2015, we ceased marketing, distribution and production of our products Tonify, X-Mint, Gray-to-Great and Mitigator®’.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Not applicable

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Though we have a registered federal trademark or trade name of the two phrases Active Uplift® and All Day Energy Spray®, both of which represent product that we own, we ceased marketing these products during 2015.  The intellectual property protection that we therefore have on these products is no longer relevant.

Because we don’t own or license them, we have no intellectual property protection or rights with respect to the 4 products we previously sold through our website, namely, Tonify, X-Mint, Gray-to-Great and Mitigator®.

We currently have no franchises, concessions, royalty agreements or labor contracts. See also Item 2 of this Part immediately below titled “PROPERTIES.”  Because we are no longer actively marketing these products, we are not aware of the current status of our various trademark and trade name applications and properties.

Research and Development Costs during the Last Two Fiscal Years

During the years ended December 31, 2015 and December 31, 2014, we expended no money towards research and development.

Costs and Effects of Compliance with Environmental Laws

None; not applicable.

Reports to Shareholders

None.

Employees

We currently have no employees and do not anticipate having to hire any other than possibly for part time clerical help. Accordingly, we have no immediate plans to retain employees until such time as our business plans warrant or justify the expense.  We may find it necessary to periodically hire part-time clerical help on an as-needed basis though we have no plans to do so at this time.

Facilities

We are currently using as our principal place of business and office address 575 Riverside Avenue, Suite 102, Westport, CT 06880.

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

We have no proprietary or other interest in the four (4) products we ceased marketing on our website, namely, Tonify, X-Mint, Gray-to-Great and Mitigator®.

As disclosed elsewhere herein, in 2015, we ceased offering Tonify and X-Mint for sale because (1) they have not sold well and (2) inventory for those two products was difficult to maintain during 2015 due to lack of working capital.

Executive Offices

As of December 31, 2015, we maintained offices at 575 Riverside Avenue, Suite 102, Westport, CT 06880.  We pay no rent for the use of this office space.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None; not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As per information obtained from the OTC Markets Group, Inc. (www.otcmarkets.com), the price and trading activity in our stock for each quarter of fiscal 2015 and 2014 is set forth below.

Bid information*

	High Bid*	Low Bid*
	($)	($)
Year Ended December 31, 2015
Fourth quarter ended December 31, 2015	$0.0400	0.0400
Third quarter ended September 30, 2015	$0.0400	0.0400
Second quarter ended June 30, 2015	$0.0401	0.0400
First quarter ended March 31, 2015	$0.0800	0.0311
Fiscal Year Ended December 31, 2014
Fourth quarter ended December 31, 2014	$0.0511	0.0300
Third quarter ended September 30, 2014	$0.1000	0.0300
Second quarter ended June 30, 2014	$0.3000	0.0042
First quarter ended March 31, 2014	$0.2500	0.0042

* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock should our stock ever be traded on a public market. Therefore, stockholders may have difficulty selling our securities.

As of our year end, there were a total of 46,892,597 shares issued and outstanding.  For more information on who owns our stock and what stock may trade without restriction, see Item 12 of Part III below titled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

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

During calendar year 2015 and as disclosed elsewhere in this report, due to lack of funding, we ceased all of our prior business activities. Accordingly, management of the Company began considering acquiring the business or equity of another entity without the Company paying any material amount of cash consideration (a “Reverse Merger Transaction”).  Any Reverse Merger Transaction may be structured as an acquisition of assets or equity by the Company issuing stock, exchanging stock and other equity interests, merging with another entity or entities or entering into any transaction with similar effect.  In connection with any Reverse Merger Transaction, the Company will likely assume the obligations of the acquired business, which may include debt or other financing, and may incur other debt or other financing.  The amount of stock that the Company may issue in any Reverse Merger Transaction will likely result in a change in control of the Company.  No assurances can be given, however, that we will identify a suitable acquisition target or that if we do, that we can negotiate and/or consummate a transaction with terms favorable to the Company and its shareholders.

Stock Purchase Agreement

On June 8, 2015, pursuant to a Stock Purchase Agreement dated as of June 4, 2015 (the “SPA”) by and among, among others, Edward F. Cowle, H. Deworth Williams (“HD Williams”) and Geoff Williams (each a “Seller,” and, collectively, the “Sellers”), and MCB Network, Corp., a Texas corporation (“MCB”), the Sellers sold (the “Share Block Acquisition”) to MCB, 9,476,150 shares (the “Shares”) of restricted common stock, par value $0.001 per share (the “Common Stock”) of Uplift Nutrition, Inc., a Nevada Corporation (the “Company” or the “Registrant”), owned by the Sellers for an aggregate purchase price of $135,509. H.D. Williams is a stockholder, affiliate and control person of the Registrant and Geoff Williams is a stockholder, executive officer, director, control person and affiliate of the Registrant.

Cowle Note Purchase and Conversion Agreement

On June 8, 2015, pursuant to a Note Purchase and Conversion Agreement dated as of June 4, 2015 (the “Cowle NPA”), by and among others, Mr. Cowle and five (5) purchasers (each a “Cowle Note Purchaser,” and collectively the “Cowle Note Purchasers’”), each Cowle Note Purchaser purchased (the “Cowle Note Acquisition”), a portion of the $67,027 outstanding amount of the convertible promissory note of the Registrant owned by Mr. Cowle the (“Cowle Note”). Simultaneously with the closing of the Share Block Acquisition, the Williams Note Acquisition (as defined below), and the Cowle Note Acquisition (collectively the “Transaction”), each portion of the Cowle Note purchased by a Cowle Note Purchaser automatically converted, pursuant to the terms of the Cowle NPA, into restricted shares of common stock, which in the aggregate resulted in the issuance to the Cowle Note Purchasers of 23,000,000 restricted shares of common stock of the Registrant and, thereafter, the Cowle Note was cancelled.

H.D. Williams Note Purchase and Conversion Agreement

On June 8, 2015, pursuant to a Note Purchase and Conversion Agreement dated as of June 4, 2015 by and among others, HD Williams and the eleven (11) purchasers (each an “HD William Note Purchaser,” and collectively, the “Williams Note Purchasers,” and together with MCB, as the purchaser of the 9,476,150 Shares pursuant to the SPA, and the Cowle Note Purchasers, collectively, the “Purchasers”), named therein (the “Williams NPA,” and together with the Cowle NPA and the SPA, collectively, the “Transaction Agreements”), each Williams Note Purchaser purchased a portion of the $51,061 outstanding amount of the convertible promissory note of the Registrant owned by HD Williams (the “Williams Note”), for an aggregate purchase price of $51,061 (the “Williams Note Acquisitions”). Simultaneously with the closing of the Transaction, each portion of the Williams Note purchased by a Williams Note Purchaser automatically converted, pursuant to the terms of the Williams SPA, into restricted shares of the Registrant’s common stock, which in the aggregate resulted in the issuance to the Williams Note Purchasers of 10,000,000 shares of restricted common stock and, thereafter, the Williams Note was cancelled.

Immediately prior to the closing of the Transaction, the Registrant had issued and outstanding 13,892,597 shares of common stock; and immediately following the closing of the Transaction the Registrant had issued and outstanding 46,892,597 shares of common stock, which increase resulted from the issuance of an aggregate of 33,000,000 restricted shares issued by the Registrant to the Cowle Note Purchasers and the Williams Note Purchasers upon the automatic conversion of the Cowle Note and the Williams Note on the closing date of the Transaction pursuant to the Cowle NPA and the Williams NPA, respectively.

As a condition to the closing of the Transaction, each Purchaser (including MCB) executed in favor of Sharon Will, who may be deemed a control person of MCB and the Registrant, an Irrevocable Proxy and Lock-Up Agreement (each an “Irrevocable Proxy,” and, collectively, the “Irrevocable Proxies”), pursuant to which each Purchaser (i) provided Ms. Will the right to vote, and (ii) agreed not to sell, transfer and/or otherwise dispose of, any of such Purchaser’s shares of common stock until the date three (3) business days following the date the Registrant files with the SEC a Current Report on Form 8-K with Form 10 type information disclosing an acquisition by the Registrant of a business (an “Acquisition 8-K”).

In connection with and as a condition to the closing of the Transaction, each of H.D. Williams, Mr. Cowle, Geoff Williams, Rachel Winn, a director of the Registrant, and certain other persons provided a General Release in favor of, depending on the person giving the release, among other persons, the Registrant, MCB, the Purchasers and all of their respective officers, directors, affiliates and successors.

Pursuant to the terms of the Transaction Agreements, on July 17, 2015, ten (10) days after the mailing to the Registrant’s shareholders (the “Schedule 14 Information Statement Effective Date”) of a Schedule 14F-1 Information Statement (the “Schedule 14 Information Statement”), pursuant to Section 14F and Rule 14f-1 thereunder of the Securities Exchange Act of 1934, as amended (the “1934 Act”), (i) the previously provided resignations of the two (2) current officers and directors of the Registrant (Geoff Williams and Ms. Winn) as officers and directors of the Registrant, and (ii) the prior “subject to” appointments by the Registrant’s Board of Directors of Ms. Will and Fred Richman, as the sole directors of the Registrant, became effective automatically resulting in Ms. Will and Mr. Richman becoming the sole directors of the Registrant and Ms. Will and Mr. Richman have indicated that on the Schedule 14 Information Statement Effective Date it is their intention, as the newly constituted Board of Directors, of the Registrant, to appoint Ms. Will as the president, secretary and treasurer of the Registrant. In addition, the reconstituted Board may thereafter also appoint other directors and executive officers to the Registrant.

Registration Rights

Pursuant to the Cowle Agreement, each of the Cowle Note Purchasers received registration rights requiring the Registrant to use its commercially reasonable efforts to (i) file a registration statement with the SEC covering the resale of each such Cowle Note Purchaser’s portion of the 23,000,000 restricted shares of common stock previously issued to the Cowle Note Purchasers upon the automatic conversion of the Cowle Note, no later than sixty (60) days following the date the Registrant files with the SEC an Acquisition 8-K (the “Filing Date”), and (ii) thereafter, have such registration statement declared effective by the SEC as soon as possible. In addition, each Cowle Note Purchaser received certain piggy-back registration rights with respect to each such person’s portion of the 23,000,000 shares, subject in all instances to certain cut-backs.

Payments to Third Party

Pursuant to the SPA, the Sellers, at the closing of the Transaction (i) paid $30,000, and (ii) sold $1,404 of the Cowle Note which converted into 1,300,000 restricted shares of common stock, to a third party retained by the Sellers in connection with the Transaction.

The foregoing descriptions of the Transaction, the SPA, the Cowle NPA and the Williams NPA and the transactions described therein, are qualified in their entirety by reference to the SPA, the Cowle NPA and the Williams NPA, respectively, each of which is attached as an Exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2015.

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

Holders

According to our stock transfer agent, Fidelity Transfer Company, as of the date of this annual report, there are approximately 1,248 holders of record of our common capital stock.

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

Description of Securities

Our authorized capital stock consists of 100,000,000 shares of common capital stock, $0.001 par value, of which 46,892,597 shares were issued and outstanding as of our fiscal year-end, December 31, 2015.  During February 2014, 200,000 shares were issued to a former director and officer as compensation for services rendered.  As also disclosed above, as a result of the November 2011 amendments to our Nevada Articles, our capital stock also consists of an additional 10 million preferred shares which we authorized, having a par value of $0.001 per share, of which none are currently issued or outstanding, the preferences and rights concerning which have not as yet been determined by our Board of Directors.  See Exhibit 3.2 hereto referenced in Part IV, Item 15 below.

As of our December 31, 2015, year-end, including the date of this Annual Report, there are NO options, warrants, stock appreciation rights, or other rights of a similar nature outstanding which currently obligate us to issue any additional common stock to anyone.  Our common stock is considered a "penny stock" because it meets, or would meet, if and when it trades, one or more of the definitions in Commission Rule 3a51-1 of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the FINRA’s automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

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

Recent Sales of Unregistered Securities

Please see Registrant’s Form 10-Q filed with the U.S. Securities and Exchange Commission on October 18, 2016, disclosing the sales by the Company of its unregistered securities, all of which is incorporated by reference herein.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers.

We did NOT purchase any of our own securities during the 2015 fiscal year.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MCB Network Corp. purchased the control block of voting common shares of Uplift Nutrition, Inc. ("Uplift" or the "Company") on June 12, 2015.  At that time Uplift, a nutritional supplement sales company and web developer, operating several web sites for distribution of its products, ceased all of its business and transitioned to the media sector company.  MCB Networks Corp. was a Spanish-language media entity that had Spanish content and distribution channels in several cities in the United States.  Due to capital constraints, the business plan of MCB Network Corp. was not realized and plans to continue operations were discontinued, with several shareholders obtaining ownership of its control block of voting common shares with the intention of identifying and acquiring an alternative business for Uplift and its shareholders.  Uplift is continuing today to raise new capital and new management is continuing to seek to acquire a new business, either through acquisition or merger. Accordingly, with a keen objective of growing and merging with a successful business in the very near future, Uplift continues to engage in discussions with potential acquisition candidates. As of December 31, 2015, MCB and control shareholders were discussing and planning a new business opportunity.

Our principal business plan up to and through the second quarter of the 2015 fiscal year has been to promote, market and sell Tonify, X-Mint, Gray-to-Great and Mitigator®, four new products, two of which we just started marketing, all as disclosed in Part II, Item 5 below.  See our website, www.upliftnutritioninc.com. As disclosed above and elsewhere herein, we will ceased marketing, distribution and production of our products, including Tonify and X-Mint because (1) sales of those two products has not been what we anticipated and (2) we have difficulty keeping those products in inventory.

Our Websites

During 2015, we shut down or discontinued our former websites, www.upliftnutritioninc.com, www.epigaia.com, www.alldayenergyspray.com, and www.upliftenergy.com.

Inventory

We no longer carry any inventory of any of our products and as of December 31, 2015, we had no inventory.

We are NOT Dependent on One Supplier for Our Potential Success

Not Applicable

Our Business Plan over the Remainder of the Year

During 2015, we ceased all marketing, distribution and production of our products. Through the end of 2015, we started seeking new business opportunities.

Results of Operations

Years Ended December 31, 2015 and 2014

Loss from Operations - Continuing Operations

We did not recognize revenues for the years ended December 31, 2015 and 2014. During the year ended December 31, 2015, we recorded total operating expenses of $25,947. In the comparable period of 2014, we recorded operating expenses totaling $21,389.

Other Expenses - Continuing Operations

During the years ended December 31, 2015 and 2014 we recorded interest expense totaling $4,371 and $7,038, respectively. In addition, we recognized a loss on settlement of debt in the amount of $501,776, pursuant to the issuance of common stock for outstanding debts during the period ending December 31, 2015.

Net Loss - Continuing Operations

The above factors resulted in a net loss from continuing operations for the year ended December 31, 2015 in the amount of $532,094 ($0.02 per share), compared to net loss of $28,427 ($0.00 per share) for the year ended December 31, 2014.

For the year ended December 31, 2015, we reported a loss from discontinued operations of $1,911. For the year ended December 31, 2014, we reported net income from discontinued operations of $4,201.

 Liquidity and Capital Requirements

Total assets at December 31, 2015 were $0, compared to $11,154, comprised of $10,499 in cash and $655 in assets held for sale at December 31, 2014. Total liabilities at December 31, 2015 were $13,898, consisting of $13,182 in accounts payable and accrued expenses and $716 in notes payable, net of debt discounts. At December 31, 2014, total liabilities were $117,447 consisting of $13,672 in accounts payable and accrued expenses, $2,463 in accrued interest due to related parties, $41,312 in related-party payables and $60,000 in notes payable.

Because we currently have no revenues and limited available cash, for the immediate future we believe we will have to rely on potential advances from stockholders to continue to search for new business opportunities. There is no assurance that our stockholders will continue indefinitely to provide additional funds or pay our expenses.  It is likely the only other source of funding future operations will be through the private sale of our securities, either equity or debt.

At December 31, 2015, we had stockholders’ deficit of $13,898 compared to stockholders’ deficit of $106,293 at December 31, 2014. The decreased deficit is primarily due to the issuance of common stock to satisfy outstanding debts.

As of our fiscal year ended December 31, 2015, we had no cash.  What we have in our checking or bank account at any given time is insignificant inasmuch as our working capital has historically been provided by our shareholders.

We hope to be able to satisfy our cash requirements for at least the next 12 to 18 months by offering and selling our debt and equity securities. Notwithstanding our intentions to seek working capital through exempt securities placements, we cannot be assured that any such securities’ transactions will occur.

Our Budget over the Next 12 Months

Due to our cessation of our product advertising and distribution during 2015, we are in discussions with various parties and seeking new business opportunities. Accordingly, we cannot currently estimate our budget requirements or time requirements for the next calendar year.

Contingency Planning

Not applicable.

Off-Balance Sheet Arrangements

None; not applicable.

Effect of Current Economic Conditions

Obviously, current economic conditions are hurting all businesses, not to mention retail outlets and retail sales overall. Since we have ceased the marketing, distribution and production of our products during 2015, we have been seeking new business opportunities. Nonetheless, the current economic conditions will continue to depress markets and we can provide no assurances that even if we enter a new business opportunity that the same will succeed.

PLAN OF OPERATION

As stated elsewhere herein, our plan is to seek new business opportunities.

Shipping of Our Products

Not applicable.

Inventory

Not applicable.

Our On-Line Marketing/Advertising Strategy

Not applicable

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No response to this item is required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Uplift Nutrition, Inc.

We have audited the accompanying balance sheets of Uplift Nutrition, Inc. (“the Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uplift Nutrition, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred accumulated losses and a working capital deficit as of December 31, 2015 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the footnotes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

January 19, 2017

UPLIFT NUTRITION, INC.
BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash	$-	$10,499
Assets held for sale	-	655
Total Current Assets	-	11,154

TOTAL ASSETS	$-	$11,154

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,182	$13,672
Accrued interest payable - related party	-	2,463
Due to related parties	-	41,312
Notes payable	-	60,000
Convertible notes payable – related party, net of discount of $1,284 and $0, respectively	716	-
Total Current Liabilities	13,898	117,447

TOTAL LIABILITIES	13,898	117,447

STOCKHOLDER'S DEFICIT
Common stock, $0.001 par value; 100,000,000 shares authorized, 46,892,597 and 13,892,597 shares issued and outstanding, as of December 31, 2015 and December 31, 2014, respectively	46,893	13,893
Additional paid-in capital	2,078,552	1,485,152
Accumulated deficit	(2,139,343)	(1,605,338)
TOTAL STOCKHOLDERS' DEFICIT	(13,898)	(106,293)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$11,154

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014

NET REVENUES	$-	$-

OPERATING EXPENSES
Legal and professional fees	18,216	20,434
General and administrative	7,731	955
Total operating expenses	25,947	21,389

LOSS FROM OPERATIONS	(25,947)	(21,389)

OTHER EXPENSE
Interest expense - related party	(4,371)	(7,038)
Loss on settlement of debt	(501,776)	-
TOTAL OTHER EXPENSE	(506,147)	(7,038)

NET LOSS FROM CONTINUING OPERATIONS	(532,094)	(28,427)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,911)	4,201

NET LOSS	$(534,005)	$(24,226)

BASIC AND DILUTED LOSS PER SHARE
Continuing operations	$(0.02)	$(0.00)
Discontinued operations	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	32,517,255	13,869,583

The accompanying notes are an integral part of these financial statements.

UPLIFT NUTRITION, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	No. of Shares	Value	Paid-in Capital	Deficit	Equity (Deficit)
Balance at December 31, 2013	13,692,597	$13,693	$1,484,512	$(1,581,112)	$(82,907)
Issuance of common stock for services	200,000	200	640	-	840
Net Loss	-	-	-	(24,226)	(24,226)
Balance at December 31, 2014	13,892,597	13,893	1,485,152	(1,605,338)	(106,293)
Issuance of common stock for the conversion of convertible debt	33,000,000	33,000	591,400	-	624,400
Discount related to convertible note payable	-	-	2,000	-	2,000
Net loss	-	-	-	(534,005)	(534,005)
Balance at December 31, 2015	$46,892,597	$46,893	$2,078,552	$(2,139,343)	$(13,898)

The accompanying notes are an integral part of these consolidated financial statements.

UPLIFT NUTRITION, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(534,005)	$(24,226)
Adjustment to reconcile change in net loss to net cash from operating activities:
Net (income) loss from discontinued operations	1,911	(4,201)
Loss on settlement of debt	501,776	-
Stock issued for services	-	840
Amortization of debt discount	716	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	11,404	4,907
Accrued interest – related party	1,655	7,038

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(16,543)	(15,642)
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	(1,256)	3,659
NET CASH USED IN OPERATING ACTIVITIES	(17,799)	(11,983)

FINANCING ACTIVITIES
Proceeds from related party payable	7,300	-
Bank overdraft	-	-
Net advances from shareholders	-	19,501

NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	7,300	19,501
NET CASH PROVIDED BY DISCONTINUED FINANCING ACTIVITIES	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,300	19,501

Net decrease in cash and cash equivalents	(10,499)	7,518

Cash at beginning of year	10,499	2,981

Cash at end of year	$-	$10,499

SUPPLEMENTAL CASH FLOW INFORMATION:

Stock issued for conversion of debt & accrued interest	$122,624	$-
Issuance of convertible note payable to related party for accounts payable paid on behalf of Company	$2,000	$-
Discount on convertible note payable – related party	$2,000	$-

The accompanying notes are an integral part of these financial statements.

Uplift Nutrition Inc.

Notes to Consolidated Financial Statements

December 31, 2015

NOTE 1 – ORGANIZATION AND BUSINESS

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

Use of Estimates

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

Cash and Cash Equivalents

The Company considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities Financial instruments consist of cash and cash equivalents, accounts payable and borrowings. The fair value of current financial assets and current financial liabilities approximates their carrying value because of the short-term maturity of these financial instruments.

Uplift Nutrition Inc.

Notes to Consolidated Financial Statements

December 31, 2015

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards (“NOLs”). If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Loss Per Share

The Company calculates loss per share in accordance with FASB ASC 260.  Basic earnings/loss per common share is based on the weighted average number of common shares outstanding during each period.  Diluted earnings per common share are based on weighted average number of common shares outstanding during the period plus potentially dilutive common shares from common stock equivalents. The Company has 100,000 and 0 common stock equivalents as of December 31, 2015 and 2014, respectively, that were not included in the calculation of diluted loss per share as this effect would have been anti-dilutive.

Subsequent Events

The Company’s management reviewed all material events through the issuance date of this report for disclosure consideration.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ended after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the financial statements.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles, generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $2,139,343 from June 7, 2005 (inception) through December 31, 2015, including a loss of $534,005 for the year ended December 31, 2015. Furthermore, the Company has recognized only minimal revenue since its inception, which raises substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its current obligations on a continuing basis, to obtain financing, to acquire additional capital from investors, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  The Company needs to obtain capital, either long-term debt or equity to continue the implementation of its overall business plan. The Company plans on pursuing the additional capital necessary to continue its overall business plan.

Uplift Nutrition Inc.

Notes to Consolidated Financial Statements

December 31, 2015

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

The income (loss) from discontinued operations presented in the income statement for the year ended December 31, 2015 and 2014, consisted of the following:

	For the Year Ended December 31,
	2015	2014

Revenue	$-	$8,806
Operating expenses
Cost of sales	-	4,431
General and administrative	1,911	174
Total operating expenses	1,911	4,605
Net Income (Loss) from discontinued operations	$(1,911)	$4,201

Uplift Nutrition Inc.

Notes to Consolidated Financial Statements

December 31, 2015

NOTE 5 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has made multiple cash advances to the Company, beginning in the 2008 fiscal year and continuing through June 30, 2015.  Through December 31, 2014 the advances totaled $41,312. During the six months ended June 30, 2015, the shareholder advanced an additional $6,000.  On June 8, 2015 the entire $48,612 principal balance of the note, along with $4,047 in accrued interest was sold to various unrelated parties and converted into an aggregate of 10,000,000 shares of common stock. The common shares issued were valued at the market value of $0.04 per share. Pursuant to this transaction the note was satisfied in full, and the Company recognized a loss on settlement of debt in the amount of $347,342. See also Note 6 and 7.

NOTE 6 – NOTES PAYABLE

On July 3, 2014 a shareholder assigned $60,000 of the advances in the form of an unsecured Note Payable to another individual.  On June 8, 2015 the entire $60,000 principal balance of the note, along with $9,966 in accrued interest was sold to various parties and converted into an aggregate of 23,000,000 shares of common stock. The common shares issued were valued at the market value of $0.04 per share. Pursuant to this transaction the note was satisfied in full, and the Company recognized a loss on settlement of debt in the amount of $154,434. An additional $695,600 was charged to additional paid-in capital, representing the value by which the shares issued exceeded the value of the debt converted by two individuals who became related parties, as they were owners of more than 10 percent of the Company’s common stock.

NOTE 7 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On August 22, 2015, the Company issued a convertible note payable to Sean Martin for $2,000. The note bears 10% interest per annum and has a maturity date of August 22, 2016. The note is convertible at any time into shares of the Company’s common stock at a rate of $0.02 per share.

The fair value of the common stock on the date the note was issued was $0.04, creating an intrinsic value of $0.02, which created a beneficial conversion feature (“BCF”) of $2,000. The BCF was recorded as a debt discount. The debt discount is being amortized over the term of the debt. Amortization of the debt discount for the year ended December 31, 2015 was $716. The balance of debt discount as of December 31, 2015 is $1,284.

NOTE 8 – INCOME TAXES

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

Uplift Nutrition Inc.

Notes to Consolidated Financial Statements

December 31, 2015

NOTE 8 – INCOME TAXES (continued)

At December 31, 2015 the Company had net operating loss carryforwards of approximately $1,072,000 which can be used to offset future federal and state taxable income which will expire in the following years:

Year Ended	Amount
2026	$50,655
2027	$106,310
2028	$234,289
2029	$227,456
2030-2035	$453,303

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014:

	Year Ended
	December 31, 2015	December 31, 2014
Deferred Tax Assets
Net Operating Loss Carryforwards	$364,484	$355,313
Deferred Tax Valuation Allowance	(364,484)	(355,313)

Total Deferred Tax Assets (Net)	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	Year Ended
	December 31, 2015	December 31, 2014

Current Federal Taxes	$-	$-
Current State Taxes	-	-
Change in NOL Benefit	(9,172)	(7,951)
Non-Cash Interest	(308)	-
Change in Valuation Allowance	9,480	7,951
Provision for Income Taxes	$-	$-

At December 31, 2015, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Uplift Nutrition Inc.

Notes to Consolidated Financial Statements

December 31, 2015

NOTE 8 – INCOME TAXES (continued)

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2015, 2014 and 2013.

NOTE 9 – STOCKHOLDERS’ EQUITY

On February 11, 2014 the Company issued 200,000 shares of common stock to an officer and director for services rendered.  The shares were valued at $0.0042 per share, resulting in an aggregate expense of $840.

As of December 31, 2014, the Company had 13,892,597 common shares issued and outstanding, and an additional 329,501 shares held by the Transfer Agent in reserve to satisfy shares issued through a lost instrument bond, should the holder of an outstanding certificate for stock in the original merger submit his shares in trade for shares in Uplift Nutrition, Inc. As of December 31, 2015 the Company has 46,892,597 common shares issued and outstanding.

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

As a result of the issuance of the 33,000,000 shares of common stock to the Note Purchasers discussed in Note 6 and Note 7, and the execution by all of the Purchasers, of an Irrevocable Proxy in favor of Ms. Sharon Will, and the private sale of 9,476,150 shares of common stock from the Purchasers to MCB Network, Corp. and Ms. Will, voting control of the Company shifted from the original note holders to MCB and Ms. Will.

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

Issuance of Convertible Notes and Restricted Common Shares

On July 1, 2016, the Company commenced an offering to sell up to a total of $125,000 of its securities in exchange for issuing to the investor a 12% original issue discount convertible notes with a 10% annual interest rate and shares of restricted common stock at a price of $0.0083 per share. The minimum amount for each subscription is $12,500.

Uplift Nutrition Inc.

Notes to Consolidated Financial Statements

December 31, 2015

NOTE 10 – SUBSEQUENT EVENTS (Continued)

The notes will mature and are due and payable one year from the date of issuance and bear an interest rate of 10% per annum, payable quarterly. They are convertible at the election of the holder into shares of the Company’s restricted common stock at a price of $0.02 per share. The conversion price was subsequently reduced to $0.001

The Notes are subject to certain “favored nations” adjustment provisions including: 1) a reduction in conversion price to be equal to the price per share of any newly issued securities during the period these Notes are outstanding; 2) the right to exchange the Note(s) for any new debt or equity financing while these Notes are outstanding at a 30% discount; 3) proportional adjustment of the conversion features of Notes for any stock dividend, reverse stock splits, reclassifications, or similar event; 4) adjustments for other dividends and distributions during period these Notes are outstanding; 5) adjustment for any reorganization, consolidation and/or merger. These provisions will require derivative accounting treatment for these notes.

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

Issuance of Warrants for Services

On June 3, 2016, pursuant to an agreement with David Baum, the Company’s CFO and COO, the Company issued warrants to purchase 5,000,000 shares of common stock. The stock is exercisable for a period of 3 years at a price of $0.001 per share commencing six months after the date of the issue date. The Company will recognize $198,091 in stock based compensation ratably over the six month service period for the fair value of these warrants based on a Black-Scholes option-pricing model.

On June 3, 2016, pursuant to an agreement with Sean Martin, the Company’s CEO, the Company issued warrants to purchase 10,000,000 shares of common stock. The stock is exercisable for a period of 5 years at a price of $0.001 per share commencing six months after the date of the issue date. The Company will recognize $396,183 in stock based compensation ratably over the six month service period for the fair value of these warrants based on a Black-Scholes option-pricing model.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective for both of our fiscal years ended December 31, 2015 and 2014, in which there was a material weakness due to the lack of sufficient financial reporting controls with respect to the ability to process complex accounting issues such as its debt extinguishment.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

As disclosed in our Form 8-K filed with the Commission on June 12, 2015, our then directors and officers Geoff Williams and Rachel Winn, resigned as officers and directors, effective July 17, 2015, and Sharon Will and Fred Richman were appointed directors of the Company, with Ms. Will being appointed President, Treasurer and Secretary of the Company. On February 4, 2016, Sean Martin was appointed a Director and the President of the Company while Sharon Will resigned as a Director and officer and Fred Richman resigned as a Director of the Company. On June 13, 2016, David Baum was appointed a Director, Chief Financial Officer and Chief Operating Officer of the Company. Our directors, officers and “control persons” are as follows:

Name	Age	Position

Geoff Williams (1) – (Resigned)	44	Chairman of the Board, President, Chief Financial Officer

Rachel Winn (2) – (Resigned)	44	Director

Sharon D. Will (3) – (Resigned)	58	Director, President, Treasurer and Secretary

Fred Richman (4) – (Resigned)	70	Director

Sean Martin (5)	__	Director and President

David Baum (6)	__	Director, Chief Financial Officer and Chief Operating Officer

(1) Mr. Williams was a director of the Company since September 2013; and since September 2014, was the Company’s Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.  Since 1994, Mr. Williams has been a representative of and partner in Williams Investment Company, a Salt Lake City, Utah, financial consulting and corporate services firm involved in facilitating and structuring mergers, acquisitions, business consolidations and financings.  Mr. Williams has been instrumental in negotiating well over thirty of these transactions, most of which have resulted in private companies going public, and subsequently being traded on various public exchanges.  In addition, Williams has often arranged financings for these companies, as well as others.  For numerous years he sat on the board, and was one of three founding principals of U.S. Rare Earths, Inc. (OTC BB: UREE ), a publicly-held mineral exploration company.  Mr. Williams has been on the board of directors of several companies, most recently Protect Pharmaceutical Corporation (OTC BB: PRTT ).  Mr. Williams also oversees the real estate division of Williams Investment Company, which currently has undertakings in several locations across the Intermountain West, as well as Hawaii, California, and Baja California, Mexico.  Mr. Williams attended the University of Utah, California Institute of the Arts, and La Sorbonne (Paris, France). Mr. Williams has also served as a director, President, CEO, principal financial officer and principal accounting officer of Eastgate Acquisitions Corp., a reporting company, since its inception in September 1999.  Mr. Williams resigned as its President and CEO on May 22, 2012.  He is also currently a director, President and CEO of Westgate Acquisitions Corp. and, until he resigned in February 2010, he was a director, President and CEO of Greyhound Commissary, Inc., now known as Tanke Biosciences Corp.

(2) Ms. Winn was a director of the Company since September 2013. Ms. Winn is currently employed as Assistant Office Manager at Williams Investment Company, in Salt Lake City, Utah, a financial consulting and corporate services firm involved in facilitating and structuring mergers, acquisitions, business consolidations and financings.  Outside of her office duties, Ms. Winn also serves as a member and principal shareholder of Fortune Viniculture, L.L.C., a limited liability company which holds interests in vineyard properties located near Ensenada, Mexico.  Additionally, she is the personal Executive Assistant to the Director of Operations of Elite Engineering Solutions, L.L.C., a company offering government compliance services, manufacturing and testing.  Ms. Winn resigned from the Company on July 7, 2015.

(3) Ms. Will, for over 20 years has been a private investor; and since co-founding MCB in approximately March 2013, she has been working full-time in various executive capacities with MCB Network, Corp., a Texas corporation. Ms. Will resigned from the Company on February 4, 2016.

(4) Fred Richman, since approximately 2011 has been a private investor; and prior to such time and from 1986, Mr. Richman started and built a dress and sport shirt company for men and boys named Assante Fashions (“Assante”). Assante manufactured shirts in Bulgaria, Cyprus and China, with fabrics from Italy, Switzerland, and Austria, warehoused the shirts in Brooklyn, New York and sold them throughout the United States, under the label “Phatt Farm”, which it licensed from a third party. In approximately 2011, Mr. Richman sold Assante. Mr. Richman resigned from the Company on February 4, 2016.

(5) Mr. Martin was appointed as a Director and President on February 4, 2016. He is a FINRA licensed registered representative and is a seasoned investment banking executive with over 25 years of capital markets experience. He has been the head of capital market teams for a multitude of investment banking and merchant banking operations, raising and structuring capital requirements for dozens of small and middle market companies. Mr. Martin has also been a board member for both public and private companies, advising on both capital raising and business opportunities across a diverse range of industries from biotechnology, metals and mining, healthcare, media and technology. He has been registered with COVA Capital Partners LLC, a FINRA registered broker-dealer, since November 2014, prior to which he had experience working with Ocean Cross Capital Markets LLC (08/2011 - 06/2013), Southridge Investment Group LLC (05/2009 - 08/2011) and TriPoint Global Equities, LLC (06/2007 - 12/2008). Mr. Martin holds FINRA Series 7, 63, and 79 licenses. Mr. Martin graduated from University of Vermont with a degree in Finance in 1990.

(6) Mr. Baum was appointed as a Director, Chief Financial Officer and Chief Operating Officer of the Company on June 13, 2016. He has been a senior executive with proven performance record. He has twenty years of experience in all aspects of Cable Television, Broadband and VOIP operations, including acquisitions, divestitures, acquired capital, strategic business development, budget development & performance to budget. Mr. Baum is also a leader who provides inspiration, clarity, focus and direction to team members, and a creative thinker that relies on proven process to drive results. Mr. Baum is the Founder and CEO of Defensive Drivers Discount since 2011, Founder and Managing Member of Kleen N Green Carwash from June 2010 to August 2011, Founder and CEO of Helicon Cable Holdings LLC from 2005 to 2009, consultant to Cable Marketing Group from 1999 to 2003, Chief Operating Officer other executive positions of Helicon Cable Communications from 1989 to 1999. Mr. Baum attended Boston University School of Engineering from 1980 to 1984.

Family Relationships

Geoff Williams and Rachel Winn, are married.

Other Matters Relating to Our Management

None of our current officers and directors devotes his or her full time to the management of the Company.  Since these two individuals have other engagements, each estimates that they will devote between 50% and 75% of their time to the Company and its affairs.  We believe that this may be as many as 35 hours per week on the part of each officer and director.  Obviously, much of this will depend on how the Company’s future business opportunities develop.  Mr. Martin’s efforts will concentrate on business development.  Mr. Baum’s efforts will concentrate on the business operations of the Company.

None of our officers and directors has been involved, directly or indirectly, in any bankruptcy or insolvency proceeding of any kind.  None is currently involved in any litigation nor has any been involved in any litigation that would have a bearing on any such person's fitness or other ability to act and serve as a director or officer of the Company.

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

Board Meetings and Committees

During the 2015 fiscal year and through the present, nearly all of our Board Meetings were conducted or held in person at our offices where our directors and our majority shareholder work.  Some of these Board Meetings have been formalized into written consent minutes and some have simply been advisory in nature, followed up by written consent or other minutes.

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

ITEM 11. EXECUTIVE COMPENSATION

During 2015 and 2014, none of our current officers or directors received any salary or any stock as bonuses, for compensation, or for any other reason.  The only officer or director who received compensation of any type or kind over the last two years was our former officer and director, Gary C. Lewis, an individual who had been with us since 2007.  In February 2014, he was awarded 200,000 “restricted” shares as compensation for services rendered.  Mr. Lewis left us on September 15, 2014 to pursue other opportunities.  See the Summary Compensation Table immediately below:

SUMMARY COMPENSATION TABLE

						Non-Equity	Non-Qualified
				Stock	Option	Incentive Plan	Deferred	All Other	Total
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Earnings
Name	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jessica Stone Rampton	2015	$-	$-	$-	$-	$-	$-	$-	$-
Secretary, Treasurer, CSO and Director thru July 16, 2014	2014	$-	$-	$-	$-	$-	$-	$-	$-

Gary Lewis (1)	2015	$-	$-	$-	$-	$-	$-	$-	$-
President, CEO, CFO and Chairman of the Board thru Sept. 15, 2014	2014	$-	$-	$840	$-	$-	$-	$-	$840

Geof Williams	2015	$-	$-	$-	$-	$-	$-	$-	$-
President, CEO, CFO and President from Sept 15, 2014- July 7, 2015	2014	$-	$-	$-	$-	$-	$-	$-	$-

Rachel Winn	2015	$-	$-	$-	$-	$-	$-	$-	$-
Directorafter Sept. 6, 2013 thru July 7, 2015	2014	$-	$-	$-	$-	$-	$-	$-	$-

Sharon Will	2015	$-	$-	$-	$-	$-	$-	$-	$-
President, Secretary, Treasurer and Director from 10 days following the mailing of the Form 14F-1 Information Statement, filed with the SEC on July 7, 2015 until Feb.4, 2016	2014	$-	$-	$-	$-	$-	$-	$-	$-

Sean Martin	2015	$-	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer, President and Director since Feb. 4, 2016	2014	$-	$-	$-	$-	$-	$-	$-	$-

David Baum	2015	$-	$-	$-	$-	$-	$-	$-	$-
CFO, COO and Director since June 13, 2016	2014	$-	$-	$-	$-	$-	$-	$-	$-

(1)	Gary C. Lewis was awarded 200,000 "restricted" shares as compensation for services rendered.

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

Each of our officers and directors may engage in other businesses, either individually or through partnerships, limited liability companies, or corporations in which they have an interest, hold an office or serve on boards of directors.  All officers and directors have, or will have, other business interests to which they devote their time.  Because each of our officers have other engagements, each will probably devote no more than between 50% and 75% of their time to us and our affairs.  We believe that this will amount to approximately 25 to 40 hours per week depending upon what is going on with our business and affairs.

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

Outstanding Equity Awards at Fiscal Year-End

None during fiscal 2015.  However, as stated above, on February 11, 2014, 1 of our directors at the time, namely, Mr. Lewis, was awarded a total of 200,000 “restricted” shares for services rendered as of the date of the award.  This increased our issued and outstanding shares by such amount during 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially* Owned	Percent of Ownership of Common Stock Outstanding

Sean Martin (1)	25,800,000	55.02%
575 Riverside Ave Suite 102 Westport, Ct 06880

David Baum (2)	5,000,000	10.66%
575 Riverside Ave Suite 102 Westport, Ct 06880

Directors, officer and 5% or more holders as a group (2 persons only)	30,800,000	65.68%
5% or Greater Stockholders: Leon Frenkel	10,708,525	22.84%
Michael Freedman	4,100,000	8.74%

*	Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are also deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. Nonetheless, the Company has no outstanding stock options, warrants or compensation plans of any kind.

(1)	SEAN MARTIN, our President and a Director, acquired 13,800,000 of his shares on or about February 4, 2016, upon the automatic conversion of his $41,400 portion of a Company convertible note in the change of control transaction reported on Edgar on Form 8-K, at which time he also became a Director and was appointed our President. Includes 10,000,000 common stock purchase warrants, exercisable over a 5-year period at the exercise price of $.001 per share, awarded on June 3, 2016, and 2,000,000 shares
(2)	DAVID BAUM, our CFO, COO and Director, received 5,000,000 common stock purchase warrants, exercisable over a 3-year period at the exercise price of $.001 per share, awarded on June 3, 2016

None of the foregoing persons hold any shares of the Company pursuant to any voting trust or similar agreement.

As of the date of this report, there are no arrangements or agreements with anyone which may result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company has conducted transactions with directors and director related entities. These transactions included the following:

On September 6, 2016, the Company entered into a consulting agreement with Sharon Will, a former director of the Company to assist the Company transition to its new operations. The Company agreed to issue this former director 500,000 shares of restricted common stock.

On June 3, 2016, pursuant to an agreement with David Baum, the Company’s current Chief Financial Officer, Chief Operating Officer and a Director, the Company issued warrants to purchase 5,000,000 shares of common stock. The warrants are exercisable for a period of 3 years at a price of $0.001 per share commencing six months after the date of the issue date.

On June 3, 2016, pursuant to an agreement with Sean Martin, the Company issued warrants to purchase 10,000,000 shares of common stock for services rendered. The stock is exercisable for a period of 5 years at a price of $0.001 per share commencing six months after the date of the issue date.

On April 10, 2016, the Company issued a convertible note payable to David Baum for $25,000. The note bore 10% interest per annum and a maturity date of April 10, 2017. The note was convertible at any time into shares of the Company’s common stock at a rate of $0.02 per share. On July 21, 2016, the Company cancelled David Baum’s Note and issued a new revised Note in connection with the Company’s July 1, 2016 offering.

On August 22, 2015, the Company issued a convertible note payable to Sean Martin for $2,000. The note bore 10% interest per annum and a maturity date of August 22, 2016. The note, originally convertible into shares of the Company’s common stock at a rate of $0.02 per share, was amended to change the conversion rate to $0.001 per share. Pursuant to a conversion notice of even date, the Company issued 2,000,000 shares of common stock for the full conversion of this convertible note.

The Company issued 13,800,000 shares of Common Stock to Mr. Sean Martin, the President of the Company and a Director upon the automatic conversion of Mr. Martin’s $41,400 portion of a convertible promissory note of the Company that he purchased from Edward F. Cowle, pursuant to a Note Purchase and Conversion Agreement dated as of June 4, 2015 by and among, among others, Mr. Cowle and five (5) purchasers, including Mr. Martin who was then employed by Cova Capital Partners LLC (“CCP”). CCP was the broker/dealer for a private placement by MCB Network, Corp. (“MCB”) in the Company pursuant to which MCB (i) raised, among other additional funds, the funds used by MCB to purchase 9,476,150 shares of Common Stock of the Company from Mr. Cowle, H. Deworth Williams and Geoff Williams (the “Sellers”) pursuant to a Stock Purchase Agreement dated as of June 8, 2015 (the “SPA”) and (ii) paid to CCP $41,500 in commissions and issued to it warrants to purchase 33,200 shares of MCB’s Common Stock in connection with such private placement. Mr. Martin is not currently employed by CCP, does not have any ownership stake in CCP and does not have any vote on CCP matters.

Stock Purchase Agreement

On June 8, 2015, pursuant to a Stock Purchase Agreement dated as of June 4, 2015 (the “SPA”) by and among, among others, Edward F. Cowle, H. Deworth Williams (“HD Williams”) and Geoff Williams (each a “Seller,” and, collectively, the “Sellers”), and MCB Network, Corp., a Texas corporation (“MCB”), the Sellers sold (the “Share Block Acquisition”) to MCB, 9,476,150 shares (the “Shares”) of restricted Common Stock, owned by the Sellers for an aggregate purchase price of $135,509. H.D. Williams was a stockholder, affiliate and control person of the Company at the time and is currently owner of record and beneficiary of 2,000,000 shares of Common Stock and will remain an affiliate of the Company for a period of 90 days from the June 8, 2015 closing date of the Transaction, (as defined below), and Geoff Williams, his son, was and will remain until the Schedule 14 Information Statement Effective Date, the Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company, and, on the date 90 days after the Schedule 14 Information Statement Effective, Geoff Williams was no longer an affiliate of the Company.

Cowle Note Purchase and Conversion Agreements

On June 8, 2015, pursuant to a Note Purchase and Conversion Agreement dated as of June 4, 2015 (the “Cowle NPA”), by and among, among others, Mr. Cowle and five (5) purchasers (each a “Cowle Note Purchaser,” and collectively the “Cowle Note Purchasers”), each Cowle Note Purchaser purchased (the “Cowle Note Acquisition”), a portion of the $67,027 outstanding amount of the convertible promissory note of the Company owned by Mr. Cowle the (the “Cowle Note”). Simultaneously with the closing of the Share Block Acquisition, the Williams Note Acquisition (as defined below), and the Cowle Note Acquisition (collectively the “Transaction”), each portion of the Cowle Note purchased by a Cowle Note Purchaser automatically converted, pursuant to the terms of the Cowle NPA, into restricted shares of Common Stock, which in the aggregate resulted in the issuance to the Cowle Note Purchasers of 23,000,000 restricted shares of Common Stock and, thereafter, the Cowle Note was cancelled.

H.D. Williams Note Purchase and Conversion Agreement

On June 8, 2015, pursuant to a Note Purchase and Conversion Agreement dated as of June 4, 2015 by and among, among others, HD Williams and the eleven (11) purchasers (each an “HD William Note Purchaser,” and collectively, the “Williams Note Purchasers,” and together with MCB, as the purchaser of the 9,476,150 Shares pursuant to the SPA, and the Cowle Note Purchasers, collectively, the “Purchasers”), named therein (the “Williams NPA,” and together with the Cowle NPA and the SPA, collectively, the “Transaction Agreements”), each Williams Note Purchaser purchased a portion of the $51,061 outstanding amount of the convertible promissory note of the Company owned by HD Williams (the “Williams Note”), for an aggregate purchase price of $51,061 (the “Williams Note Acquisitions”). Simultaneously with the closing of the Transaction, each portion of the Williams Note purchased by a Williams Note Purchaser automatically converted, pursuant to the terms of the Williams SPA, into restricted shares of Common Stock, which in the aggregate resulted in the issuance to the Williams Note Purchasers of 10,000,000 shares of restricted Common Stock, and, thereafter, the Williams Note was cancelled.

Immediately prior to the closing of the Transaction, the Company had issued and outstanding 13,892,597 shares of Common Stock; and immediately following the closing of the Transaction the Company had issued and outstanding 46,892,597 shares of Common Stock, which increase resulted from the issuance of an aggregate of 33,000,000 restricted shares issued by the Company to the Cowle Note Purchasers and the Williams Note Purchasers upon the automatic conversion of the Cowle Note and the Williams Note on the closing date of the Transaction pursuant to the Cowle NPA and the Williams NPA, respectively.

Irrevocable Proxy and Lock-Up Agreements

As a condition to the closing of the Transaction, each Purchaser (including MCB) executed in favor of Sharon Will, who may be deemed a control person of MCB and following the closing of the Transaction, the Company, an Irrevocable Proxy and Lock-Up Agreement (each an “Irrevocable Proxy,” and, collectively, the “Irrevocable Proxies”), pursuant to which each Purchaser (i) provided Ms. Will the right to vote, and (ii) agreed not to sell, transfer and/or otherwise dispose of, any of such Purchaser’s shares of Common Stock until the date three (3) business days following the date the Company files with the Securities and Exchange Commission (the “SEC”), a Current Report on Form 8-K with Form 10 type information disclosing an acquisition by the Company of a business.

Anticipated Change of Board and Directors

Pursuant to the terms of the Transaction Agreements, on the Schedule 14 Information Statement Effective Date, (i) the previously provided resignations of the two (2) current officers and directors of the Company (Geoff Williams and Rachel Winn) as officers and/or directors of the Company, and (ii) the prior “subject to” appointments by the Board of Ms. Will and Fred Richman, as the then sole directors of the Company, became effective automatically resulting in Ms. Will and Mr. Richman becoming the then sole directors of the Company and Ms. Will and Mr. Richman and Ms. Will was appointed as the president, secretary and treasurer of the Company.

Payments to Third Party

Pursuant to the SPA, the Sellers, at the closing of the Transaction (i) paid $30,000, and (ii) sold $1,403.66 of the Cowle Note which converted into 1,300,000 restricted shares of Common Stock, to a third party retained by the Sellers in connection with the Transaction.

The foregoing descriptions of the Transaction, the SPA, the Cowle NPA and the Williams NPA and the transactions described therein, are qualified in their entirety by reference to the SPA, the Cowle NPA and the Williams NPA, respectively, each of which is attached as an exhibit to the Company’s Current Report on Form 8-K dated June 8, 2015, and filed with the Securities and Exchange Commission (the “SEC”), on June 12, 2015.

As a result of the (i) issuance of the 33,000,000 shares of restricted Common Stock to the Cowle Note Purchasers (23,000,000 restricted shares) and the Williams Note Purchasers (10,000,000 restricted shares), (ii) the execution by all of the Purchasers, including MCB, of an Irrevocable Proxy in favor of Ms. Will and (iii) the sale of the 9,476,150 shares from the 3 Sellers to MCB pursuant to the SPA, voting control of the Company shifted from the Sellers to Ms. Will.

(a)   Prior to the Closing of the Transaction

Immediately prior to the closing of the Transaction, the Company had 13,892,597 shares of Common Stock issued and outstanding; and immediately following the closing of the Transaction, the Company had 46,892,597 shares of Common Stock issued and outstanding, which 33,000,000 share increase resulted from the issuance, on the closing date of the Transaction pursuant to the Transaction Agreements, of the 33,000,000 shares of the Company’s restricted Common Stock to the Cowle Note Purchasers and the Williams Note Purchasers as a result of the automatic conversion of the Cowle Note (into 23,000,000 restricted shares) pursuant to the Cowle NPA and the Williams Note (into 10,000,000 restricted shares) pursuant to the Williams NPA.

The following table and footnotes thereto sets forth the number of shares of Common Stock beneficially owned immediately prior to the closing of the Transaction by (i) each director and named executive officer of the Company, (ii) each person known by the Company to be the beneficial owner of more than 5% of its issued and outstanding shares of Common Stock, and (iii) all named executive officers and directors of the Company as a group. In calculating any percentage in the following table of Common Stock beneficially owned by one or more persons named therein, the following table assumes 13,892,597 shares of Common Stock issued and outstanding immediately prior to the closing of the Transaction. Except for the granting by each Purchaser pursuant to the Transaction Documents of an Irrevocable Proxy in favor of Ms. Will as described elsewhere in this Information Statement and/or unless further otherwise indicated in the following table, the footnotes thereto and/or elsewhere in this Information Statement, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the person’s name, subject to community property laws, where applicable. The address of each stockholder listed in the following table is: c/o Uplift Nutrition, Inc., 2681 East Parleys Way, Suite 204, Salt Lake City, Utah 84108.

Name	Title	Number of Shares of Common Stock Beneficially Owned Immediately Prior to the Closing of the Transaction		Percentage of Common Stock Beneficially owned Immediately Prior to the Closing of the Transaction [1], [2]
DIRECTORS AND EXECUTIVES OFFICERS
Geoff Williams	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Chairman of the Board	441,600		3.2%
Rachel Winn	Director	-0-		-0-
ALL OFFICERS AND DIRECTORS AS A GROUP (2 persons)	___	441,600		3.2%
5% OR GREATER STOCKHOLDERS
H. Deworth Williams		10,401,550	[2]	74.87%

[1]	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on the date of this Information Statement.

[2]	Excludes all 33,000,000 shares issuable upon conversion of the Williams Note and the Cowle Note on the closing date of the Transaction as no conversion terms had previously been agreed upon between the Company and H.D. Williams as to the Williams Note; and the Company and Mr. Cowle as to the Cowle Note, as required pursuant to the Williams Note and the Cowle Note prior to any conversions.

(b)	Following the Closing of the Transaction

The following table and footnotes thereto sets forth information regarding the number of shares of Common Stock beneficially owned immediately following the closing of the Transaction by (i) each director and named executive officer of the Company, (ii) each person known by the Company to be the beneficial owner of 5% or more of its issued and outstanding shares of Common Stock, and (iii) all named executive officers and directors of the Company as a group. In calculating any percentage in the following table of Common Stock beneficially owned by one or more persons named therein, the following table assumes 46,892,597 shares of Common Stock issued and outstanding immediately following the closing of the Transaction. Except for the Irrevocable Proxies granted by each Purchaser to Ms. Will with regard to the voting right of all 44,476,150 shares issued and/or sold to the Purchasers in the Transaction pursuant to the Transaction Agreements and/or unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this Information Statement, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of each person and/or entity named in the following table is: c/o MCB Networks, Corp., 1201 West 5th Street (M-160), Los Angeles, California 90017.

Name	Title	Number of Shares of Common Stock Beneficially Owned Immediately Following the Closing of the Transaction	Percentage of Common Stock Beneficially Owned Immediately Following the Closing of the Transaction[1]
CURRENT DIRECTORS AND EXECUTIVE OFFICERS AND TO BE APPOINTED DIRECTORS AND EXECUTIVE OFFICERS
Geoff Williams[2]	Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	-	-
Rachel Winn[2]	Director	-	-
Sharon D. Will[3]	Director, President, Treasurer and Secretary	42,476,150	90.58%
Fred Richman[4]	Director	2,000,000	4.27%
ALL CURRENT AND TO BE APPOINTED EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP (4 persons)	___	44,476,150	94.85%
5% OR GREATER STOCKHOLDERS
MCB Network, Corp[5]	___	42,476,150	90.58%
Leon Frenkel[6]	___	5,000,000	10.66%
Sean C. Martin[7]	___	13,800,000	29.43%
Michael Freedman[8]	___	4,100,000	8.74%

[1]	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on the date of this Information Statement.

[2]	Upon the Schedule 14 Information Statement Effective Date, such person pursuant to such person’s previously provided resignation, automatically will be deemed to have resigned from all positions with the Company including as a director.

[3]	Consists of (i) 9,476,150 Shares purchased by MCB from the Sellers pursuant to the SPA, and (ii) 33,000,000 shares in the aggregate issued to the Cowle Note Purchasers and the Williams Note Purchasers upon the automatic conversion of the Cowle Note and Williams Note pursuant to the Cowle NPA and the Williams NPA on the closing of the Transaction, of which all Purchasers of such 42,476,150 shares granted to Ms. Will an Irrevocable Proxy to vote such shares for the time period set forth in the Irrevocable Proxy. Ms. Will disclaims beneficial ownership of all such 42,476,150 shares. Ms. Will may have been deemed a control person of MCB; and of the Registrant. On the Schedule 14 Information Statement Effective Date, Ms. Will became a director and the president, secretary and treasurer of the Company.

[4]	Consists of (i) 9,476,150 Shares purchased by MCB from the Sellers pursuant to the SPA, and (ii) 33,000,000 shares in the aggregate issued to the Cowle Note Purchasers and the Williams Note Purchasers upon the automatic conversion of the Cowle Note and Williams Note pursuant to the Cowle NPA and the Williams NPA on the closing of the Transaction. Mr. Richman disclaims beneficial ownership of all such 42,476,150 shares, except 2,000,000 shares of Common Stock issued to Mr. Richman by the Company upon the automatic conversion of Mr. Richman’s $10,600 portion of the Williams Note pursuant to the Williams NPA upon the closing of the Transaction. Mr. Richman granted to Ms. Will an Irrevocable Proxy on all such 2,000,000 shares. Mr. Richman is a Director of MCB, and, as a result, may have been deemed a control person of MCB; and upon the Schedule 14 Information Statement Effective Date, Mr. Richman became a Director of the Company, and as a result, at such time, may have been deemed a control person of the Company.

[5]	Consists of (i) the 9,476,150 Shares purchased by MCB from the Sellers pursuant to the SPA, and (ii) the 33,000,000 shares issued to the Cowle Note Purchasers and the Williams Note Purchasers upon the automatic conversion of the Cowle Note and Williams Note upon the closing of the Transaction pursuant to the Cowle NPA and the Williams NPA. All Purchasers (including MCB), granted to Ms. Will an Irrevocable Proxy on all such 42,476,150 shares. Ms. Will may have been deemed a control person of the Company and MCB. Other than the 9,476,150 shares, MCB disclaimed beneficial ownership of any other securities of the Company.

[6]	The Company issued such 5,000,000 shares to Mr. Frenkel upon the automatic conversion of Mr. Frenkel’s $15,000 portion of the Cowle Note on the closing of the Transaction pursuant to the Cowle NPA. Pursuant to an Irrevocable Proxy, Mr. Frenkel granted Ms. Will voting rights to all such 5,000,000 shares. Mr. Frenkel also purchased and owns 250,000 shares of common stock and common stock purchase warrants to purchase 125,000 shares of common stock of MCB. Based upon information provided by such person, the address of such person is 1600 Flat Rock Road, Penn Valley, PA 19072.

[7]	The Company issued such 13,800,000 shares to Mr. Martin upon the automatic conversion of Mr. Martin’s $41,400 portion of the Cowle Note on the closing date of the Transaction pursuant to the Cowle NPA. Pursuant to an Irrevocable Proxy, Mr. Martin granted Ms. Will voting rights to all such 13,800,000 shares. Based upon publicly available information, Mr. Martin is licensed by FINRA as a Series 7 general securities representative and a Series 24 general securities representative and is currently employed by Cova Capital Partners LLC (“CCP”), a FINRA member broker/dealer as a general securities principal. CCP is the broker/dealer for MCB’s private placement pursuant to which MCB raised, among other additional funds, the funds used by MCB to purchase the 9,476,150 Shares from the 3 Sellers pursuant to the SPA and paid to CCP through the date hereof, $41,500 in commissions and issued to it warrants to purchase 33,200 shares of MCB common stock in connection with such MCB private placement. Based upon information provided by such person, the address of such person is 61 Larbert Road, South Port, Connecticut 06890.

[8]	The Company issued such 4,100,000 restricted shares to Mr. Freedman upon the automatic conversion of Mr. Freedman’s (i) $5,623 portion of the Cowle Note (1,700,000 shares), and (ii) $11,311 portion of the Williams Note (2,400,000 shares) upon the closing of the Transaction pursuant to the Cowle NPA and the Williams NPA, respectively. Pursuant to Irrevocable Proxies, Mr. Freedman granted Ms. Will voting rights to all such 4,100,000 shares. Based upon information provided by such person, the address of such person is 394 White Birch Lane, Jericho, New York 11753.

While voting control of the Company changed on the closing of the Transaction by virtue of (i) the sale to MCB by the Sellers of the 9,476,150 Shares pursuant to the SPA, (ii) the issuance of the 33,000,000 shares pursuant to the Transaction to the Cowle Note Purchasers and the Williams Note Purchasers, and (iii) the granting by each Purchaser of an Irrevocable Proxy in favor of Ms. Will with respect to the 42,476,150 shares received by the Purchasers in the Transaction, there was not any change in the officers and/or the Board until the Schedule 14F Information Statement Effective Date. Accordingly, until the Schedule 14F Information Statement Effective Date, Geoff Williams continued as Chairman of the Board, CEO, President, CFO, Secretary and Treasurer and Ms. Winn continued as a Director of the Company; and following such date, such persons automatically were deemed to have resigned all such positions with the Company and Ms. Will and Mr. Richman became the sole directors of the Board and Ms. Will also became the President, Secretary and Treasurer of the Company.

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

Fee Category	2015	2014
Audit Fees	$9,500	$12,000
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$9,500	$12,000

Audit fees for the years ended December 31, 2015 and 2014 were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in the Quarterly Reports on Form 10-Q, consents and other assistance required to complete the year- end audit of our financial statements.

Audit-Related Fees as of the years ended December 31, 2015 and 2014 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended December 31, 2015 and 2014 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended December 31, 2015 and 2014.

As we do not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c) (7)(i)(C) under Regulation S-X.  Further, as we do not have a formal audit committee, we do not have, at this time, audit committee pre- approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following Exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit Number	Description
31.1	Sarbanes-Oxley Section 302 Certification
31.2	Sarbanes-Oxley Section 302 Certification
32.1	Sarbanes-Oxley Section 906 Certification
32.2	Sarbanes-Oxley Section 906 Certification

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

SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, UPLIFT NUTRITION, INC., has duly caused this Annual Report on Form 10-K for its fiscal year ended December 31, 2015, to be signed on its behalf by the undersigned, thereunto duly authorized.

UPLIFT NUTRITION, INC., Issuer

Date:	January 19, 2017	By:	/s/ Sean Martin
Sean Martin
President, Chief Executive Officer and Director

Date:	January 19, 2017	By:	/s/ David Baum
David Baum
Chief Financial Officer and Chief Operating Officer and Director

