Form 10-Q
period 2016-03-31
Uplift Nutrition, Inc.
filed 2017-03-09
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☒  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐  No ☐

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of March 9, 2017
Common Capital Voting Stock, $0.001 par value per share	64,392,597 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$-	$-
Assets held for sale	-	-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$24,172	$13,182
Convertible notes payable - related party, net of discount of $787 and $1,284, respectively	1,213	716
Total Current Liabilities	25,385	13,898

TOTAL LIABILITIES	25,385	13,898

STOCKHOLDER'S DEFICIT
Common stock, $0.001 par value; 100,000,000 shares authorized, 46,892,597 and 46,892,597 shares issued and outstanding, as of March 31, 2016 and December 31, 2015, respectively	46,893	46,893
Additional paid-in capital	2,078,552	2,078,552
Accumulated deficit	(2,150,830)	(2,139,343)
TOTAL STOCKHOLDERS' DEFICIT	(25,385)	(13,898)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

NET REVENUES	$-	$-

OPERATING EXPENSES
Legal and professional fees	10,940	4,004
General and administrative	-	328
Total operating expenses	10,940	4,332

LOSS FROM OPERATIONS	(10,940)	(4,332)

OTHER EXPENSE
Interest expense, net	-	(2,116)
Interest expense - related party	(547)	-
TOTAL OTHER EXPENSE	(547)	(2,116)

NET LOSS FROM CONTINUING OPERATIONS	$(11,487)	$(6,448)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	(348)

NET LOSS	$(11,487)	$(6,796)

BASIC AND DILUTED LOSS PER SHARE
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$-	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	46,892,597	13,892,597

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(11,487)	$(6,796)
Adjustment to reconcile change in net loss to net cash from operating activities:
Net (income) loss from discontinued operations	-	348
Amortization of debt discount	497	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	10,990	(1,246)
Accrued interest – related party	-	932

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	-	(6,762)
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	-	(1,800)
NET CASH USED IN OPERATING ACTIVITIES	-	(8,562)

FINANCING ACTIVITIES
Proceeds from related party payable	-	6,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	6,000

Net decrease in cash and cash equivalents	-	(2,562)

Cash at beginning of period	-	10,499

Cash at end of period	$-	$7,937

SUPPLEMENTAL CASH FLOW INFORMATION:

The accompanying notes are an integral part of these financial statements.

Uplift Nutrition Inc.

Notes to the Unaudited Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the periods ended March 31, 2016 are not necessarily indicative of the operating results for the full years.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Loss Per Share

The Company calculates loss per share in accordance with FASB ASC 260.  Basic earnings/loss per common share is based on the weighted average number of common shares outstanding during each period.  Diluted earnings per common share are based on weighted average number of common shares outstanding during the period plus potentially dilutive common shares from common stock equivalents. The Company has 100,000 and 0 common stock equivalents as of March 31, 2016 and 2015, respectively, that were not included in the calculation of diluted loss per share as this effect would have been anti-dilutive.

Uplift Nutrition Inc.

Notes to the Unaudited Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles, generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $2,150,830 from June 7, 2005 (inception) through March 31, 2016, including a loss of $11,487 for the three months ended March 31, 2016. Furthermore, the Company has recognized only minimal revenue since its inception, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Uplift Nutrition Inc.

Notes to the Unaudited Consolidated Financial Statements

March 31, 2016

(Unaudited)

The income (loss) from discontinued operations presented in the income statement for the months ended March 31, 2016 and 2015, consisted of the following:

	For the Three Months Ended March 31,
	2016	2015

Revenue	$-	$-
Operating expenses
Cost of sales	-	248
General and administrative	-	100
Total operating expenses	-	348
Net Income (Loss) from discontinued operations	$-	$(348)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On August 22, 2015, the Company issued a convertible note payable to Sean Martin for $2,000. The note bears 10% interest per annum and has a maturity date of August 22, 2016. The note is convertible at any time into shares of the Company’s common stock at a rate of $0.02 per share.

The fair value of the common stock on the date the note was issued was $0.04, creating an intrinsic value of $0.02, which created a beneficial conversion feature (“BCF”) of $2,000. The BCF was recorded as a debt discount. The debt discount is being amortized over the term of the debt. Amortization of the debt discount for the three months ended March 31, 2016 was $487. The balance of debt discount as of March 31, 2016 is $787.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

As a result of the issuance of the 33,000,000 shares of common stock and the execution by all of the Purchasers, of an Irrevocable Proxy dated 2015 in favor of Ms. Sharon Will, and the private sale of 9,476,150 shares of common stock from the Purchasers to MCB Network, Corp. and Ms. Will, voting control of the Company shifted from the original note holders to MCB and Ms. Will.

Pursuant to a Proxy Cancellation Notice dated as of March 11, 2016, the Irrevocable Proxy and Lock-Up Agreements dated as of July 2015 were cancelled. Accordingly, the proxies granted under the Proxy Agreements by certain shareholders of the Company to Sharon Will, the Company’s then President and Director, and the control person of MCB, which entitled Ms. Will the right to vote an aggregate of 42,476,150 shares of the Company’s common stock, were cancelled, effective as of the date of the Cancellation Notices. The shareholders who executed the Proxy Agreements and granted the proxies thereunder are now deemed the beneficial owners of the 42,476,150 shares of the Company’s common stock.

Uplift Nutrition Inc.

Notes to the Unaudited Consolidated Financial Statements

March 31, 2016

(Unaudited)

As a result of the sale of 9,476,150 shares of restricted common stock of the Company to the Purchasers by MCB; and the cancellation of the proxies to vote 42,476,150 shares of restricted common stock granted to Ms. Will, Ms. Will no longer beneficially owns 42,476,150 shares (90.58%) of the Company’s common stock and therefore does not have voting control of the Company

NOTE 7 – SUBSEQUENT EVENTS

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

The notes will mature and are due and payable one year from the date of issuance and bear an interest rate of 10% per annum, payable quarterly. They are convertible at the election of the holder into shares of the Company’s restricted common stock at a price of $0.02 per share. The conversion price was subsequently reduced to $0.001.

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

As of the date of the filing, an aggregate amount of $125,000 of the Company’s securities have been sold to six accredited investors resulting in the issuance of $140,818 in convertible debt and 15,000,000 restricted shares of common stock. Of the $140,818 in convertible debt issued, $25,000 was issued to a current officer of the Company. Of the 15,000,000 shares of common stock offered, 3,000,000 were issued to a current officer of the Company.

Uplift Nutrition Inc.

Notes to the Unaudited Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

Results of Operations

Three Months Ended March 31, 2016 and 2015

Loss from Operations - Continuing Operations

We did not recognize revenues for the three-month period ended March 31, 2016 and 2015. During the three months ended March 31, 2016, we recorded total operating expenses of $10,940. In the comparable quarter of 2015, we recorded operating expenses totaling $4,332 consisting of $4,004 in professional fees and $328 in general and administrative expenses.

Other Expenses - Continuing Operations

During the three month periods ended March 31, 2016 and 2015 we recorded interest expense totaling $547 and $2,116, respectively.

Net Loss - Continuing Operations

The above factors resulted in a net loss from continuing operations for the quarter ended March 31, 2016 in the amount of $11,487 ($0.00 per share), compared to net loss of $6,448 ($0.00 per share) for the quarter ended March 31, 2015.

For the three months ended March 31, 2016, we reported no income or loss from discontinued operations. For the three months ended March 31, 2015, we reported a loss from discontinued operations of $348.

Liquidity and Capital Resources

Total assets at March 31, 2016 and December 31, 2015 were zero.  Total liabilities at March 31, 2016 were $25,385, consisting of $24,172 in accounts payable and accrued expenses and $1,213 in convertible notes payable, net of debt discounts. At December 31, 2015, total liabilities were $13,898 consisting of $13,182 in accounts payable and accrued expenses and $716 in convertible notes payable, net of debt discounts.

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

At March 31, 2016, we had stockholders’ deficit of $25,385 compared to stockholders’ deficit of $13,898 at December 31, 2015. The increased deficit is primarily due to an increase in accounts payable in the quarter ending March 31, 2016.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

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

On April 10, 2016, the Company issued a convertible note payable to a current officer and director for $25,000. The note bears 10% interest per annum and has a maturity date of April 10, 2017. The note is convertible at any time into shares of the Company’s common stock at a rate of $0.02 per share. On July 21, 2016, the Company cancelled this note and issued a new revised Note, containing the terms of the 10% convertible notes issued in the Company’s July 1, 2016 private offering (see, paragraph below).

As of the date of this filing, an aggregate amount of $125,000 of the Company’s securities have been sold to six accredited investors resulting in the issuance of $140,818 in convertible debt and 15,000,000 restricted shares of common stock. The notes will mature and are due and payable one year from the date of issuance and bear an interest rate of 10% per annum, payable quarterly. They are convertible at the election of the holder into shares of the Company’s restricted common stock at a price of $0.001 per share. The Notes are subject to certain “favored nations” adjustment provisions including: 1) a reduction in conversion price to be equal to the price per share of any newly issued securities during the period these Notes are outstanding; 2) the right to exchange the Note(s) for any new debt or equity financing while these Notes are outstanding at a 30% discount; 3) proportional adjustment of the conversion features of Notes for any stock dividend, reverse stock splits, reclassifications, or similar event; 4) adjustments for other dividends and distributions during period these Notes are outstanding; 5) adjustment for any reorganization, consolidation and/or merger.

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

UPLIFT NUTRITION, INC. (Issuer)

Date: March 09, 2017	/s/ Sean Martin
Sean Martin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 09, 2017	/s/ Sean Martin
Sean Martin Chief Executive Officer

Date: March 09, 2017	/s/ David Baum
David Baum Chief Financial Officer, Chief Operating Officer, Director

