Form 10-Q
period 2016-06-30
Uplift Nutrition, Inc.
filed 2017-03-24
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number:  000-52890

UPLIFT NUTRITION, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4669109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

575 Riverside Ave, Suite 102 Westport, CT	06880
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☐

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of March 24, 2017
Common Capital Voting Stock, $0.001 par value per share	64,392,597 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$283	$-
Total Current Assets	283	-

TOTAL ASSETS	$283	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$52,277	$13,110
Convertible notes payable - related party, net of discount of $19,741 and $1,284, respectively	7,258	716
Accrued interest payable - related party	741	72
Total Current Liabilities	60,276	13,898

TOTAL LIABILITIES	60,276	13,898

STOCKHOLDER'S DEFICIT
Common stock, $0.001 par value; 100,000,000 shares authorized, 46,892,597 and 46,892,597 shares issued and outstanding, as of June 30, 2016 and December 31, 2015, respectively	46,893	46,893
Additional paid-in capital	2,192,173	2,078,552
Accumulated deficit	(2,299,059)	(2,139,343)
TOTAL STOCKHOLDERS' DEFICIT	(59,993)	(13,898)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$283	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UPLIFT NUTRITION, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Legal and professional fees	49,140	10,322	60,080	14,326
General and administrative	92,425	128	92,425	804
Total operating expenses	141,565	10,450	152,505	15,130

LOSS FROM OPERATIONS	(141,565)	(10,450)	(152,505)	(15,130)

OTHER EXPENSE
Interest expense, net	-	(1,467)	-	(3,583)
Interest expense - related party	(6,664)	-	(7,211)	-
Loss on settlement of debt	-	(501,776)	-	(501,776)
TOTAL OTHER EXPENSE	(6,664)	(503,243)	(7,211)	(505,359)

NET LOSS FROM CONTINUING OPERATIONS	$(148,229)	$(513,693)	$(159,716)	$(520,489)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	(1,970)	-	(2,318)

NET LOSS	$(148,229)	$(515,663)	$(159,716)	$(522,807)

BASIC AND DILUTED LOSS PER SHARE
Continuing operations	$(0.00)	$(0.02)	$(0.00)	$(0.03)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	46,892,597	21,870,619	46,892,597	17,903,647

The accompanying notes are an integral part of these unaudited condensed financial statements.

UPLIFT NUTRITION, INC.

CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended June 30,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(159,716)	$(522,807)
Adjustment to reconcile change in net loss to net cash from operating activities:
Net (income) loss from discontinued operations	-	2,318
Loss on settlement of debt	-	501,776
Fair value of warrants	88,521	-
Amortization of debt discount	6,542	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	39,166	993
Accrued interest – related party	670	1,584

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(24,817)	(16,136)
NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES	-	(1,663)
NET CASH USED IN OPERATING ACTIVITIES	(24,817)	(17,799)

FINANCING ACTIVITIES
Proceeds from capital contribution – related party	100	-
Proceeds from related party payable	-	7,300
Proceeds from convertible note payable - related party	25,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,100	7,300

Net change in cash and cash equivalents	283	(10,499)

Cash at beginning of period	-	10,499

Cash at end of period	$283	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Stock issued for conversion of debt	$-	$122,624
Discount on convertible note payable - related party	$25,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Uplift Nutrition Inc.

Notes to the Condensed Financial Statements

June 30, 2016

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

On June 13, 2016, the Board of Directors appointed David M. Baum as Director, Chief Financial Officer and Chief Operating Officer of the Company.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the periods ended June 30, 2016 are not necessarily indicative of the operating results for the full years.

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

Loss Per Share

The Company calculates loss per share in accordance with FASB ASC 260.  Basic earnings/loss per common share is based on the weighted average number of common shares outstanding during each period.  Diluted earnings per common share are based on weighted average number of common shares outstanding during the period plus potentially dilutive common shares from common stock equivalents. The Company has 15,869,231 and 0 common stock equivalents as of June 30, 2016 and 2015, respectively, that were not included in the calculation of diluted loss per share as this effect would have been anti-dilutive.

Uplift Nutrition Inc.

Notes to the Condensed Financial Statements

June 30, 2016

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Company records stock based compensation in accordance with ASC Topic 718, “Stock Compensation” (“ASC 718”) and Staff Accounting Bulletin No. 107 (“SAB 107”) Share Based Payment issued by the SEC in March 2005 regarding its interpretation of ASC 718.  ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The Company values employee and non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles, generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $2,299,059 from June 7, 2005 (inception) through June 30, 2016, including a loss of $159,716 for the six months ended June 30, 2016. Furthermore, the Company has recognized only minimal revenue since its inception, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The income (loss) from discontinued operations presented in the income statement for the three and six months ended June 30, 2016 and 2015, consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-
Operating expenses
Cost of sales	-	-	-	248
General and administrative	-	1,970	-	2,070
Total operating expenses	-	1,970	-	2,318
Net Income (Loss) from discontinued operations	$-	$(1,970)	$-	$(2,318)

Uplift Nutrition Inc.

Notes to the Condensed Financial Statements

June 30, 2016

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On August 22, 2015, the Company issued a convertible note payable to Sean Martin for $2,000. The note bears 10% interest per annum and has a maturity date of August 22, 2016. The note is convertible at any time into shares of the Company’s common stock at a rate of $0.02 per share.

The fair value of the common stock on the date the note was issued was $0.04, creating an intrinsic value of $0.02, which created a beneficial conversion feature (“BCF”) of $2,000. The BCF was recorded as a debt discount. The debt discount is being amortized over the term of the debt. Amortization of the debt discount for the six months ended June 30, 2016 was $995. The balance of debt discount as of June 30, 2016 is $290.

On April 10, 2016, the Company issued a convertible note payable to David Baum for $25,000. The note bears 10% interest per annum and has a maturity date of April 10, 2017. The note is convertible at any time into shares of the Company’s common stock at a rate of $0.02 per share.

The fair value of the common stock on the date the note was issued was $0.04, creating an intrinsic value of $0.02, which created a beneficial conversion feature (“BCF”) of $25,000. The BCF was recorded as a debt discount. The debt discount is being amortized over the term of the debt. Amortization of the debt discount for the six months ended June 31, 2016 was $5,548. The balance of debt discount as of June 30, 2016 is $19,452.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

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

As a result of the sale of 9,476,150 shares of restricted common stock of the Company to the Purchasers by MCB; and the cancellation of the proxies to vote 42,476,150 shares of restricted common stock granted to Ms. Will, Ms. Will no longer beneficially owns 42,476,150 shares (90.58%) of the Company’s common stock and therefore does not have voting control of the Company

Uplift Nutrition Inc.

Notes to the Condensed Financial Statements

June 30, 2016

(Unaudited)

Warrants

On June 3, 2016, pursuant to an agreement with David Baum, the Company’s CFO and COO, the Company issued warrants to purchase 5,000,000 shares of common stock. The stock is exercisable for a period of 3 years at a price of $0.001 per share commencing six months after the date of the issue date. The Company recognized $29,505 in stock based compensation during the period for the fair value of these warrants based on a Black-Scholes option-pricing model. The Company will recognize an additional $170,471 in stock-based compensation in connection with these warrants.

On June 3, 2016, pursuant to an agreement with Sean Martin, the Company’s CEO, the Company issued warrants to purchase 10,000,000 shares of common stock. The stock is exercisable for a period of 5 years at a price of $0.001 per share commencing six months after the date of the issue date. The Company recognized $59,016 in stock based compensation during the period for the fair value of these warrants based on a Black-Scholes option-pricing model. The Company will recognize an additional $340,984 in stock-based compensation in connection with these warrants.

A summary of the Company’s warrant activity during the year ended December 31, 2016 is presented below:

June 30, 2016
Volatility	381.3% - 412.7%
Expected remaining term (in years)	3 - 5
Risk-free interest rate	.92% - 1.23%
Expected dividend yield	None

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2015	-	$-	-	$-
Granted	15,000,000	0.001	4.26	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, June 30, 2016	15,000,000	$0.001	4.26	$453,000

Exercisable, June 30, 2016	-	$-	-	$-

Uplift Nutrition Inc.

Notes to the Condensed Financial Statements

June 30, 2016

(Unaudited)

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

Issuance and Conversion of Convertible Note Payable

On July 21, 2016, the Company cancelled the April 20, 2016 convertible note issued to David Baum’s and issued a new revised Note with the July 1, 2016 offering.

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

Results of Operations

Three Months Ended June 30, 2016 and 2015

Loss from Operations - Continuing Operations

We did not recognize revenues for the three-month period ended June 30, 2016 and 2015. During the three months ended June 30, 2016, we recorded total operating expenses of $141,565 consisting of $49,410 of professional fees and $92,425 of general and administrative expenses. Approximately $88,500 of general and administrative expenses relate to stock-based compensation recognized on warrants granted during the period. In the comparable quarter of 2015, we recorded operating expenses totaling $10,450 consisting of $10,322 in professional fees and $128 in general and administrative expenses.

Other Expenses - Continuing Operations

During the three month period ended June 30, 2016 we recorded related party interest expense totaling $6,664. During the three months ended June 30, 2015, we recorded interest expense of $1,467 and a loss on settlement of debt of $501,776.

Net Loss - Continuing Operations

The above factors resulted in a net loss from continuing operations for the quarter ended June 30, 2016 in the amount of $148,229 ($0.00 per share), compared to net loss of $513,693 ($0.02 per share) for the quarter ended June 30, 2015.

For the three months ended June 30, 2016, we reported no income or loss from discontinued operations. For the three months ended June 30, 2015, we reported a loss from discontinued operations of $1,970.

Six Months Ended June 30, 2016 and 2015

Loss from Operations - Continuing Operations

We did not recognize revenues for the six-month period ended June 30, 2016 and 2015. During the six months ended June 30, 2016, we recorded total operating expenses of $152,505 consisting of $60,080 in professional fees and $92,425 in general and administrative expenses. Approximately $88,500 of general and administrative expenses relate to stock-based compensation recognized on warrants granted during the period. In the comparable quarter of 2015, we recorded operating expenses totaling $15,130 consisting of $14,326 in professional fees and $804 in general and administrative expenses.

Other Expenses - Continuing Operations

During the six month period ended June 30, 2016 we recorded related party interest expense totaling $7,211. During the six month period ended June 30, 2015 we recorded interest expense of $3,583 and loss on settlement of debt of $501,776.

Net Loss - Continuing Operations

The above factors resulted in a net loss from continuing operations for the quarter ended June 30, 2016 in the amount of $159,716 ($0.00 per share), compared to net loss of $520,489 ($0.03 per share) for the quarter ended June 30, 2015.

For the six months ended June 30, 2016, we reported no income or loss from discontinued operations. For the six months ended June 30, 2015, we reported a loss from discontinued operations of $2,318.

Liquidity and Capital Resources

Total assets at June 30, 2016 and December 31, 2015 were $283 and zero, respectively.  Total liabilities at June 30, 2016 were $60,276, consisting of $53,018 in accounts payable and accrued expenses and $7,258 in convertible notes payable, net of debt discounts. At December 31, 2015, total liabilities were $13,898 consisting of $13,182 in accounts payable and accrued expenses and $716 in convertible notes payable, net of debt discounts.

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

At June 30, 2016, we had stockholders’ deficit of $59,993 compared to stockholders’ deficit of $13,898 at December 31, 2015. The increased deficit is primarily due to an increase in accounts payable in the quarter ending June 30, 2016.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 22, 2015, the Company issued a convertible note payable to a current officer and director of the Company for $2,000. The note bears 10% interest per annum and has a maturity date of August 22, 2016. Subsequently, on August 16, 2016, the Board of Directors approved an amendment to the conversion price of this Note to $0.001. On August 22, 2016, pursuant to a conversion notice, the Company issued 2,000,000 shares of restricted common stock for the full conversion of this convertible note.

On April 10, 2016, the Company issued a convertible note payable to a current officer and director for $25,000. The note bears 10% interest per annum and has a maturity date of April 10, 2017. The note is convertible at any time into shares of the Company’s common stock at a rate of $0.02 per share. On July 21, 2016, the Company cancelled this note and issued a new revised Note, containing the terms of the 10% convertible notes issued in the Company’s July 1, 2016 private offering (see paragraph below).

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

UPLIFT NUTRITION, INC. (Issuer)

Date: March 24, 2017	/s/ Sean Martin
Sean Martin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 24, 2017	/s/ Sean Martin
Sean Martin Chief Executive Officer

Date: March 24, 2017	/s/ David Baum
David Baum Chief Financial Officer, Chief Operating Officer, Director

