Form 10-Q
period 2016-09-30
Uplift Nutrition, Inc.
filed 2017-05-18
CIK 1390705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 18, 2017
Common Capital Voting Stock, $0.001 par value per share	64,392,597 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

UPLIFT NUTRITION, INC.

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$26,337	$-
Prepaid expenses and other current assets - Related Party	2,333	-
Total Current Assets	28,670	-

TOTAL ASSETS	$28,670	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$68,868	$13,110
Accounts payable and accrued expenses - related party	575	72
Convertible notes payable, net of discount of $94,723 and $0, respectively	18,913	-
Convertible notes payable - related party, net of discount of $0 and $1,284, respectively	28,409	716
Derivative liabilities	2,393,894	-
Total Current Liabilities	2,510,659	13,898

TOTAL LIABILITIES	2,510,659	13,898

STOCKHOLDER’S DEFICIT
Common stock, $0.001 par value; 100,000,000 shares authorized, 64,392,597 and 46,892,597 shares issued and outstanding, as of September 30, 2016 and December 31, 2015, respectively	64,393	46,893
Additional paid-in capital	2,609,662	2,078,552
Accumulated deficit	(5,156,044)	(2,139,343)
TOTAL STOCKHOLDERS’ DEFICIT	(2,481,989)	(13,898)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$28,670	$-

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Legal and professional fees	96,989	3,890	157,069	18,216
General and administrative	326,918	5,967	419,343	6,771
Total operating expenses	423,907	9,857	576,412	24,987

LOSS FROM OPERATIONS	(423,907)	(9,857)	(576,412)	(24,987)

OTHER EXPENSE
Interest expense	(68,316)	(234)	(75,527)	(3,817)
Change in fair value of derivative liabilities	(2,309,803)	-	(2,309,803)	-
Loss on settlement of debt	(54,959)	-	(54,959)	(501,776)
TOTAL OTHER EXPENSE	(2,433,078)	(234)	(2,440,289)	(505,593)

NET LOSS FROM CONTINUING OPERATIONS	$(2,856,985)	$(10,091)	$(3,016,701)	$(530,580)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	407	-	(1,911)

NET LOSS	$(2,856,985)	$(9,684)	$(3,016,701)	$(532,491)

BASIC AND DILUTED LOSS PER SHARE
Continuing operations	$(0.05)	$(0.00)	$(0.06)	$(0.02)
Discontinued operations	$0.00	$0.00	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	58,175,206	46,892,597	50,680,918	27,672,817

The accompanying notes are an integral part of these unaudited financial statements.

UPLIFT NUTRITION, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(3,016,701)	$(532,491)
Adjustment to reconcile change in net loss to net cash from operating activities:
Net (income) loss from discontinued operations	-	1,911
Loss on extinguishment of debt	54,959	501,776
Fair value of warrants	390,147	-
Stock issued for services	36,000	-
Interest expense recognized in connection with derivative liabilities	45,174
Amortization of debt discount	27,046	213
Change in fair value of derivative liabilities	2,309,803	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,333)	-
Accounts payable and accrued expenses	55,758	10,464
Accrued interest – related party	1,384	1,584

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(98,763)	(16,543)
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	-	(1,256)
NET CASH USED IN OPERATING ACTIVITIES	(98,763)	(17,799)

FINANCING ACTIVITIES
Proceeds from capital contribution - related party	100	-
Proceeds from related party payable	-	7,300
Proceeds from convertible notes payable	100,000	-
Proceeds from convertible note payable - related party	25,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	125,100	7,300

Net increase in cash and cash equivalents	26,337	(10,499)

Cash at beginning of period	-	10,499

Cash at end of period	$26,337	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:

Derivative liability recognized in connection with stock issued in refinancing of debt (See Note 5)	$80,840	$-
Stock issued for conversion of debt	$2,000	$122,624
Common stock issued in relation to debt offering	$77,276	$-
Issuance of convertible note payable	$-	$2,000
Discount related to derivative liability	$67,898	$-
Beneficial conversion discount on convertible note payable - related party	$25,000	$2,000
Discount in related to debt offering	$45,738	$-

The accompanying notes are an integral part of these unaudited financial statements.

Uplift Nutrition Inc.

Notes to the Condensed Financial Statements

September 30, 2016

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

On June 13, 2016, the Board of Directors appointed David M. Baum as Director, Chief Financial Officer and Chief Operating Officer of the Company.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the periods ended September 30, 2016 are not necessarily indicative of the operating results for the full years.

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

Uplift Nutrition Inc.

Notes to the Condensed Financial Statements

September 30, 2016

(Unaudited)

Fair Value of Financial Instruments and Fair Value Measurements

The Company has adopted ASC 820, “Fair Value Measurement,” accounting guidance for fair value measurements of financial assets and liabilities. The adoption did not have a material impact on the Company’s results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The estimated fair value of certain financial instruments, including accounts receivable and accounts payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The cost basis of notes and convertible debentures approximates fair value due to the market interest rates carried for these instruments.

Also see Note 8 - Derivative Financial Instruments.

Loss Per Share

The Company calculates loss per share in accordance with FASB ASC 260.  Basic earnings/loss per common share is based on the weighted average number of common shares outstanding during each period.  Diluted earnings per common share are based on weighted average number of common shares outstanding during the period plus potentially dilutive common shares from common stock equivalents. The Company has 115,057,450 and 0 common stock equivalents as of September 30, 2016 and 2015, respectively, that were not included in the calculation of diluted loss per share as this effect would have been anti-dilutive.

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

Uplift Nutrition Inc.

Notes to the Condensed Financial Statements

September 30, 2016

(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles, generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $5,156,044 from June 7, 2005 (inception) through September 30, 2016, including a loss of $3,016,701 for the nine months ended September 30, 2016. Furthermore, the Company has recognized only minimal revenue since its inception, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The income (loss) from discontinued operations presented in the income statement for the three and nine months ended September 30, 2016 and 2015, consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-
Operating expenses
Cost of sales	-	-	-	248
General and administrative	-	(407)	-	1,663
Total operating expenses	-	(407)	-	1,911
Net Income (Loss) from discontinued operations	$-	$407	$-	$(1,911)

NOTE 5 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

Sean Martin

On August 22, 2015, the Company issued a convertible note payable to Sean Martin for $2,000. The note bears 10% interest per annum and has a maturity date of August 22, 2016. The note is convertible at any time into shares of the Company’s common stock at a rate of $0.02 per share. The fair value of the common stock on the date the note was issued was $0.04, creating an intrinsic value of $0.02, which created a beneficial conversion feature (“BCF”) of $2,000. The BCF was recorded as a debt discount. The debt discount is being amortized over the term of the debt. As of September 30, 2016, the debt discount was fully amortized.

Uplift Nutrition Inc.

Notes to the Condensed Financial Statements

September 30, 2016

(Unaudited)

On August 16, 2016, the Board of Directors amended the conversion rate for the Sean Martin Note to $0.001 per share and approved the conversion of the Note in full.

On August 22, 2016, pursuant to a conversion notice, the Company issued 2,000,000 shares of common stock for the full conversion of this convertible note.

David Baum

On April 10, 2016, the Company issued a convertible note payable to David Baum for $25,000. The note bears 10% interest per annum and has a maturity date of April 10, 2017. The note is convertible at any time into shares of the Company’s common stock at a rate of $0.02 per share.

The fair value of the common stock on the date the note was issued was $0.04, creating an intrinsic value of $0.02, which created a beneficial conversion feature (“BCF”) of $25,000. The BCF was recorded as a debt discount. The debt discount is being amortized over the term of the debt. On July 19, 2016, the note was cancelled and David was issued a new convertible note as part of the July 1 Offering (See Note 6). In accordance with ASC 470-50, the Company recorded a loss on extinguishment of debt of $55,155 related to the April 10, 2016 convertible note payable.

On July 19, 2016, the Company issued a 12% OID convertible note payable, in connection with the July 1 Offering, to a David Baum in the amount of $28,409. The note matures on July 18, 2017 and is convertible at a conversion price of $0.001, subject to the favored nations clause mentioned below (See Note 6). An aggregate total of $16,193 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 8). As of September 30, 2016, the Company recorded accrued interest of $61 and the entire balance of $28,409 is outstanding.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

July 1 Offering

On July 1, 2016, the Company commenced an offering (the “July 1 Offering”) to sell up to a total of $125,000 of its securities in exchange for issuing to the investor a 12% original issue discount (“OID”) convertible notes with a 10% annual interest rate and shares of restricted common stock. The minimum amount for each subscription was $12,500.

The notes will mature and are due and payable one year from the date of issuance and bear an interest rate of 10% per annum, payable quarterly. They are convertible at the election of the holder into shares of the Company’s restricted common stock at a price of $0.02 per share, which due to the favored nation clause described below, was subsequently reduced upon the conversion of Sean Martin’s note on August 22, 2016 to $0.001 per share.

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

An aggregate amount of $125,000 of the Company’s securities have been sold to six accredited investors resulting in the issuance of $142,046 in convertible debt and 15,000,000 restricted shares of common stock (See Note 7). Of this total, $25,000 of the debt (See Note 5) and 3,000,000 of the shares were issued to a current officer of the Company. The following describes the individual notes that were issued as part of the July 1 Offering:

On July 18, 2016, the Company issued a 12% OID convertible note payable to an investor, in connection with the July 1 Offering, to a third party in the amount of $14,205. The note is convertible at a conversion price of $0.001, subject to the favored nations clause mentioned above. As of September 30, 2016, the Company recorded accrued interest of $288 and the entire balance of $14,205 is outstanding.

Uplift Nutrition Inc.

Notes to the Condensed Financial Statements

September 30, 2016

(Unaudited)

On July 18, 2016, the Company issued a 12% OID convertible note payable to a second investor, in connection with the July 1 Offering, to a third party in the amount of $14,205. The note is convertible at a conversion price of $0.001, subject to the favored nations clause mentioned above. As of September 30, 2016, the Company recorded accrued interest of $288 and the entire balance of $14,205 is outstanding.

On July 18, 2016, the Company issued a 12% OID convertible note payable to a third investor, in connection with the July 1 Offering, to a third party in the amount of $28,409. The note is convertible at a conversion price of $0.001, subject to the favored nations clause mentioned above. As of September 30, 2016, the Company recorded accrued interest of $576 and the entire balance of $28,409 is outstanding.

On July 18, 2016, the Company issued a 12% OID convertible note payable to a fourth investor, in connection with the July 1 Offering, to a third party in the amount of $28,409. The note is convertible at a conversion price of $0.001, subject to the favored nations clause mentioned above. As of September 30, 2016, the Company recorded accrued interest of $576 and the entire balance of $28,409 is outstanding.

An aggregate total of $48,580 of the notes issued on July 18, 2016 was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 8).

On September 9, 2016, the Company issued a 12% OID convertible note payable to a fifth investor, in connection with the July 1 Offering, to a third party in the amount of $28,409. The note is convertible at a conversion price of $0.02, subject to the favored nations clause mentioned above. An aggregate total of $19,318 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 8). As of September 30, 2016, the Company recorded accrued interest of $163 and the entire balance of $28,409 is outstanding.

The Company recorded $113,636 of debt discounts related to the above note issuances during the three months ended September 30, 2016. The debt discounts are being amortized over the term of the debt. Amortization of all debt discounts for the nine months ended September 30, 2016 was $18,913.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

Uplift Nutrition Inc.

Notes to the Condensed Financial Statements

September 30, 2016

(Unaudited)

As a result of the sale of 9,476,150 shares of restricted common stock of the Company to the Purchasers by MCB; and the cancellation of the proxies to vote 42,476,150 shares of restricted common stock granted to Ms. Will, Ms. Will no longer beneficially owns 42,476,150 shares (90.58%) of the Company’s common stock and therefore does not have voting control of the Company.

On July 18, 2016, in connection with the July 1 Offering, the Company issued 9,000,000 restricted shares of common stock to third parties. The shares were valued at relative fair value in the amount of $59,190.

On July 19, 2016, in connection with the July 1 Offering, the Company issued 3,000,000 restricted shares of common stock to an officer of the Company. The shares were valued at relative fair value in the amount of $18,086.

On September 6, 2016, the Company entered into a consulting agreement with Ms. Sharon Will, the Company’s former Director, to assist the Company transition to its new operations. The Company agreed to issue Ms. Will 500,000 shares of common stock and valued those shares based on the market price on the agreement date of $0.072, recognizing $36,000 of consulting expense.

On September 9, 2016, in connection with the July 1 Offering the Company issued 3,000,000 restricted shares of common stock to a third party. The shares were valued at relative fair value in the amount of $18,086.

Warrants

On June 3, 2016, pursuant to an agreement with David Baum, the Company’s CFO and COO, the Company issued warrants to purchase 5,000,000 shares of common stock. The stock is exercisable for a period of 3 years at a price of $0.001 per share commencing six months after the date of the issue date. The Company recognized $130,038 in stock based compensation during the period for the fair value of these warrants based on a Black-Scholes option-pricing model. The Company will recognize an additional $69,936 in stock-based compensation in connection with these warrants.

On June 3, 2016, pursuant to an agreement with Sean Martin, the Company’s CEO, the Company issued warrants to purchase 10,000,000 shares of common stock. The stock is exercisable for a period of 5 years at a price of $0.001 per share commencing six months after the date of the issue date. The Company recognized $260,019 in stock based compensation during the period for the fair value of these warrants based on a Black-Scholes option-pricing model. The Company will recognize an additional $139,891 in stock-based compensation in connection with these warrants.

A summary of the Company’s warrant activity during the nine months ended September 30, 2016 is presented below:

September 30, 2016
Volatility	381.3% - 412.7%
Expected remaining term (in years)	3 - 5
Risk-free interest rate	.92% - 1.23%
Expected dividend yield	None

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2015	-	$-	-	$-
Granted	15,000,000	0.001	4.01	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, September 30, 2016	15,000,000	$0.001	4.01	$312,000

Exercisable, September 30, 2016	-	$-	-	$-

Uplift Nutrition Inc.

Notes to the Condensed Financial Statements

September 30, 2016

(Unaudited)

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments that contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value exceeds the face value of the related debt, the excess is recorded as interest expense on the issuance date. The Company has $142,046 of convertible debt, which are treated as a derivative instruments outstanding at September 30, 2016.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees model. The closing price of the Company’s common stock at September 30, 2016 was $0.02. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at September 30, 2016, are indicated in the table that follows. The volatility was based on historical volatility at September 30, 2016, the expected term is equal to the remaining term of the convertible debt and the risk free rate is based upon rates for treasury securities with the same term.

	Initial Valuations (on new derivative instruments entered into during the nine months ended September 30, 2016)	September 30, 2016
Volatility	24.60% -180.06%	180.41% – 203.82%
Expected Remaining Term (in years)	1.00	.80 - .94
Risk Free Interest Rate	.52% - .58%	.59%
Expected dividend yield	None	None

Fair Value Measurements:

In accordance ASC 840-15-25, the Company has implemented a sequencing policy with respect to all outstanding convertible instruments. The Company evaluates its contracts based upon earliest issuance date.

Uplift Nutrition Inc.

Notes to the Condensed Financial Statements

September 30, 2016

(Unaudited)

Liabilities measured at fair value on a recurring basis are summarized as follows:

		Quoted Prices	Significant
	Balance at	in Active	Other	Significant
	September 30	Markets for	Observable	Unobservable
	2016	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$2,393,894	$-	$-	$2,393,894
Total	$2,393,894	$-	$-	$2,393,894

The following is a roll forward for the nine months ended September 30 2016 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments

Balance at December 31, 2015	$-
Initial fair value of embedded conversion option derivative liability recorded as debt discount	67,898
Initial fair value of embedded conversion option derivative liability recorded as debt extinguishment	16,193
Change in fair value included in statements of operations	2,309,803
Balance at September 30, 2016	$2,393,894

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of our accompanying balance sheets through the date the financial statement were filed:

Acquisition of Subsidiary

The Company is seeking to acquire a new business either through acquisition or merger. Currently, the Company is in discussions with the principals of Oncova Clinical Research, Inc., a Florida corporation engaged in the clinical research industry (“Oncova”). Although we have no firm agreements or understandings with Oncova, the Company is pursuing discussions to acquire Oncova via a potential merger. To assist these discussions, the Company has loaned Oncova $62,500 in exchange for a promissory note, dated March 17, 2017, secured by a stock pledge of 251 shares of Oncova stock held by its principals and their personal guarantees. The loan bears interest at an annual rate equal to the applicable Federal Rate which will be adjusted and compounded on a semi-annual basis. The maturity date of this promissory note is September 17, 2017, and repayment is scheduled for such date unless, prior to such date, the Company and Oncova enter into and close a definitive acquisition agreement, in which case the outstanding balance and accrued interest shall be applied towards the Company’s purchase or acquisition price for Oncova.

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

Results of Operations

Three Months Ended September 30, 2016 and 2015

Loss from Operations - Continuing Operations

We did not recognize revenues for the three-month period ended September 30, 2016 and 2015. During the three months ended September 30, 2016, we recorded total operating expenses of $423,907 consisting of $96,989 of professional fees and $326,918 of general and administrative expenses. Approximately $302,000 of general and administrative expenses relate to stock-based compensation recognized on warrants granted during the period. In the comparable quarter of 2015, we recorded operating expenses totaling $9,857 consisting of $3,890 in professional fees and $5,967 in general and administrative expenses.

Other Expenses - Continuing Operations

During the three month period ended September 30, 2016 we recorded interest expense totaling $68,316, a change in fair value of derivative liabilities of $2,309,803 related to notes issued in connection with the July 1 Offering, and a loss on debt extinguishment of $54,959. During the three months ended September 30, 2015, we recorded interest expense of $234.

Net Loss - Continuing Operations

The above factors resulted in a net loss from continuing operations for the quarter ended September 30, 2016 in the amount of $2,856,985, ($0.05) per share, compared to net loss of $10,091, ($0.00) per share for the quarter ended September 30, 2015.

For the three months ended September 30, 2016, we reported no income or loss from discontinued operations. For the three months ended September 30, 2015, we reported income from discontinued operations of $407.

Nine Months Ended September 30, 2016 and 2015

Loss from Operations - Continuing Operations

We did not recognize revenues for the nine-month period ended September 30, 2016 and 2015. During the nine months ended September 30, 2016, we recorded total operating expenses of $576,412 consisting of $157,069 in professional fees and $419,343 in general and administrative expenses. Approximately $390,000 of general and administrative expenses relate to stock-based compensation recognized on warrants granted during the period. In the comparable quarter of 2015, we recorded operating expenses totaling $24,987 consisting of $18,216 in professional fees and $6,771 in general and administrative expenses.

Other Expenses - Continuing Operations

During the nine month period ended September 30, 2016 we recorded interest expense totaling $75,527, a loss of $2,309,803 in change in fair value of derivative liabilities related to notes issued in connection with the July 1 Offering and a loss on settlement of debt of $54,959. During the nine month period ended September 30, 2015 we recorded interest expense of $3,817 and loss on settlement of debt of $501,776.

Net Loss - Continuing Operations

The above factors resulted in a net loss from continuing operations for the nine months ended September 30, 2016 in the amount of $3,016,701, ($0.06) per share, compared to net loss of $530,580 ($0.02) per share, for the quarter ended September 30, 2015.

For the nine months ended September 30, 2016, we reported no income or loss from discontinued operations. For the nine months ended September 30, 2015, we reported a loss from discontinued operations of $1,911.

Liquidity and Capital Resources

Total assets at September 30, 2016 and December 31, 2015 were $28,670 and zero, respectively.  Total liabilities at September 30, 2016 were $2,510,659, consisting primarily of $68,868 in accounts payable and accrued expenses, $28,409 in convertible notes payable – related party, net of debt discounts. In addition we recorded $18,913 in convertible notes payable, net of discounts and embedded conversion liabilities of $2,393,894. At December 31, 2015, total liabilities were $13,898 consisting of $13,182 in accounts payable and accrued expenses and $716 in convertible notes payable, net of debt discounts.

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

At September 30, 2016, we had stockholders’ deficit of $2,481,989 compared to stockholders’ deficit of $13,898 at December 31, 2015. The increased deficit is primarily due to embedded conversion liabilities in the quarter ending September 30, 2016.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this filing, an aggregate amount of $125,000 of the Company’s securities have been sold to six accredited investors resulting in the issuance of $142,046 in convertible debt and 15,000,000 restricted shares of common stock. The notes will mature and are due and payable one year from the date of issuance and bear an interest rate of 10% per annum, payable quarterly. They are convertible at the election of the holder into shares of the Company’s restricted common stock at a price of $0.001 per share. The Notes are subject to certain “favored nations” adjustment provisions including: 1) a reduction in conversion price to be equal to the price per share of any newly issued securities during the period these Notes are outstanding; 2) the right to exchange the Note(s) for any new debt or equity financing while these Notes are outstanding at a 30% discount; 3) proportional adjustment of the conversion features of Notes for any stock dividend, reverse stock splits, reclassifications, or similar event; 4) adjustments for other dividends and distributions during period these Notes are outstanding; 5) adjustment for any reorganization, consolidation and/or merger.

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

UPLIFT NUTRITION, INC. (Issuer)

Date: May 18, 2017	/s/ Sean Martin
Sean Martin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 18, 2017	/s/ Sean Martin
Sean Martin Chief Executive Officer

Date: May 18, 2017	/s/ David Baum
David Baum Chief Financial Officer, Chief Operating Officer, Director

